Form 10-Q
period 2004-11-30
CELEBRATE EXPRESS, INC.
filed 2005-01-14
CIK 1100124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to ___

Commission file number 000-50973

CELEBRATE EXPRESS, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1644428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11220 – 120th Avenue NE
Kirkland, Washington	98033
(Address of principal executive offices)	(Zip Code)

(425) 250-1061
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

     As of December 31, 2004, there were 7,405,795 shares of the registrant’s common stock outstanding.

CELEBRATE EXPRESS, INC.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance that are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. In some cases, you can identify forward-looking statements by terms such as “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “seek,” or “continue,” the negative of these terms or other variations of such terms. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances, are forward-looking statements. These statements are only predictions based upon assumptions made that are believed to be reasonable at the time, and are subject to risk and uncertainties. Therefore, actual events or results may differ materially and adversely from those expressed in any forward-looking statement. In evaluating these statements, you should specifically consider the risks described under the caption “Factors that May Affect Future Operating Results” and elsewhere in this Form 10-Q. These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CELEBRATE EXPRESS, INC.

CONDENSED BALANCE SHEETS
(unaudited)

	November 30, 2004	May 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$31,410,691	$2,243,300
Accounts receivable	259,941	168,599
Inventories	5,791,666	5,926,287
Prepaid expenses	2,775,768	1,949,644
Deferred income taxes	213,580	265,700

Total current assets	40,451,646	10,553,530
Fixed assets, net	1,556,815	962,406
Deferred income taxes	8,238,002	8,746,962
Other assets, net	183,104	218,632

Total assets	$50,429,567	$20,481,530

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,920,413	$3,030,417
Accrued liabilities	2,318,478	1,447,233
Current portion of long-term debt and capital lease obligations	23,909	34,563

Total current liabilities	4,262,800	4,512,213

Long-term debt and capital lease obligations, net of debt discount of $64,020 at May 31, 2004 and $0 at November 30, 2004	6,904	4,953,081

Commitments and contingencies

Mandatorily redeemable convertible preferred stock, $0.001 par value—authorized, 5,653,851 shares: 4,738,584 shares issued and outstanding at May 31, 2004, 0 shares at November 30, 2004; aggregate liquidation preference of $28,744,983 at May 31, 2004, $0 at November 30, 2004		28,043,782

Mandatorily redeemable convertible preferred stock warrants		1,056,344

Shareholders’ equity (deficit):

Common stock, $0.001 par value and additional paid-in-capital - authorized, 10,000,000 shares; issued and outstanding, 1,635,365 shares at May 31, 2004; 7,403,596 shares at November 30, 2004	64,080,471	878,539
Contributed capital - common stock warrants	199,439	66,803
Unearned compensation	(950,957)	(934,350)
Accumulated deficit	(17,169,090)	(18,094,882)

Total shareholders’ equity (deficit)	46,159,863	(18,083,890)

Total liabilities and shareholders’ equity (deficit)	$50,429,567	$20,481,530

See notes to financial statements.

CELEBRATE EXPRESS, INC.

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six Months Ended

	November 30, 2004	November 30, 2003	November 30, 2004	November 30, 2003

Net sales	$18,770,139	$13,157,617	$33,292,961	$23,685,602

Cost of sales	9,303,247	6,760,706	16,663,989	12,181,712

Gross margin	9,466,892	6,396,911	16,628,972	11,503,890

Operating expenses:
Fullfillment	1,945,353	1,506,870	3,765,912	3,087,541
Selling and marketing	4,578,786	3,540,166	7,971,362	6,345,800
General and administrative	1,719,026	1,119,064	3,149,966	2,309,806

Total operating expenses	8,243,165	6,166,100	14,887,240	11,743,147

Income (loss) from operations	1,223,727	230,811	1,741,732	(239,257)

Other income (expense), net;

Interest expense, net	(143,885)	(158,799)	(254,860)	(310,042)

Net income (loss) before income taxes	1,079,842	72,012	1,486,872	(549,299)

Income tax expense	(395,020)	—	(561,080)	—

Net income (loss)	684,822	72,012	925,792	(549,299)

Accretion to preferred stock redemption value	(35,795)	(66,476)	(102,271)	(132,952)

Net income (loss) available for common shareholders’	$649,027	$5,536	$823,521	$(682,251)

Net income (loss) per share:
Basic	$0.16	$0.00	$0.29	$(0.48)

Diluted	$0.11	$0.01	$0.17	$(0.48)

Weighted average shares outstanding:
Basic	4,115,576	1,416,541	2,869,513	1,407,534
Diluted	6,251,935	5,104,985	5,601,759	1,407,534

CELEBRATE EXPRESS, INC

CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
(unaudited)

			Contributed
	Common stock and additional		capital-common			Total
	paid-in-capital		stock	Unearned	Accumulated	shareholders’
	Shares	Amount	warrants	compensation	deficit	Deficit
BALANCE—June 1, 2004	1,635,365	$878,539	$66,803	$(934,350)	$(18,094,882)	$(18,083,890)

Exercise of common stock options	11,727	3,511				3,511
Accretion of preferred stock discount		(102,271)				(102,271)
Conversion of mandatorily redeemable convertible preferred stock	3,138,175	28,146,053				28,146,053
Conversion of mandatorily redeemable convertible preferred stock warrants			199,439			199,439
Issuance of common stock, net of issuance costs	2,465,651	34,065,666				34,065,666
Exercise of preferred stock warrants	146,766	856,905				856,905
Exercise of common stock warrants	5,912	72,795	(66,803)			5,992
Unearned compensation		159,273		(159,273)		—
Amortization of unearned compensation				142,666		142,666
Net Income					925,792	925,792

BALANCE—November 30, 2004	7,403,596	$64,080,471	$199,439	$(950,957)	$(17,169,090)	$46,159,863

CELEBRATE EXPRESS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	November 30, 2004	November 30, 2003
Cash flows from operating activities:
Net income (loss)	$925,792	$(549,299)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income taxes	561,080	—
Depreciation and amortization	313,239	458,764
Noncash compensation expense—stock options	142,666	20,860
Amortization of deferred financing costs	23,958	15,295
Accretion of debt discount	70,012	68,936
Changes in operating assets and liabilities:
Accounts receivable	(91,342)	(69,851)
Inventories	134,621	(566,295)
Prepaid expenses and other assets	(823,107)	748,181
Accounts payable	(1,110,004)	(578,257)
Accrued liabilities	871,245	171,536

Net cash provided by / (used) in operating activities	1,018,160	(280,130)

Cash flows from investing activities:
Payments for purchases of fixed assets	(899,095)	(226,001)

Cash flows from financing activities:
Principal payments on capital lease obligations	(20,851)	(19,070)
Principal payments on notes payable	(5,000,000)	(625,000)
Proceeds from sale of common stock, net of issuance costs	34,065,666	—
Issuance of mandatorily redeemable convertible preferred stock—net of issuance costs	—	721
Proceeds from exercise of stock options	3,511	5,446

Net cash provided by / (used in) financing activities	29,048,326	(637,903)

Net increase (decrease) in cash and cash equivalents	29,167,391	(1,144,034)
Cash and cash equivalents:
Beginning of year	2,243,300	1,671,845

End of year	31,410,691	$527,811

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$212,590	$228,370

Supplemental disclosures of noncash financing activities:
Conversion of mandatorily redeemable convertible preferred stock	$28,146,053
Net exercise of common stock warrants	$72,795
Net exercise of preferred stock warrants	$856,905

Notes to consolidated financial statements

1. Organization of Business and Summary of Significant Accounting Policies

     Description of Business —Celebrate Express, Inc. (the “Company”), a Washington corporation, is a provider of celebration products for families with young children, via the Internet and catalogs. The Company has three brands: Birthday Express, Storybook Heirlooms and Costume Express, which respectively offer children’s party products, girls’ special occasion and specialty apparel and children’s costumes and accessories.

     Basis of Presentation —Management has prepared the accompanying financial statements in accordance with accounting standards generally accepted in the United States of America. The financial information for the three-month periods ended November 30, 2003 and 2004 and six-month periods ended November 30, 2003 and 2004 are unaudited. In the opinion of management, such information contains all adjustments, consisting of normal, recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for such interim periods are not necessarily indicative of the expected results of operations for the full fiscal year.

     The financial information as of May 31, 2004, is derived from the Company’s audited financial statements and notes thereto for the fiscal year ended May 31, 2004, included in Registration Statement No. 333-117459 on Form S-1 and should be read in conjunction with such financial statements

     New Accounting Pronouncements — On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standard No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123(R) would require us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In addition, the adoption of SFAS No. 123(R); will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. This statement is effective for the first annual or interim period beginning after June 15, 2005. The Company is currently evaluating the impact of this statement.

     On November 24, 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”) which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that abnormal items be recognized as current-period charges as well as unallocated overheads recognized in the period in which they are incurred. The Company’s adoption of SFAS No. 151 is not expected to have a significant impact on the Company’s financial position.

     Stock-Based Compensation —The Company measures compensation cost of stock options in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, under which no recognition of expense is required in accounting for stock options granted to employees for which the exercise price equals or exceeds the fair value of the stock at the grant date. For stock options granted to employees for which the exercise price is less than the fair value of the stock on the date of the grant, the intrinsic value of stock options is recorded as unearned compensation and amortized into the Statement of Operations over the vesting period of the option.

     Had compensation cost been determined using Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the impact on the Company’s net income (loss) for each period presented would have been as follows:

	Three months ended		Six months ended
	November 30,		November 30,
	2004	2003	2004	2003
Net income (loss) available for common shareholders, as reported	$649,027	$5,536	$823,521	$(682,251)

Add: Stock-based employee compensation expense, as reported, net of tax	49,486	5,879	94,160	19,355

Deduct: Stock-based employee compensation expense determined under the fair-value-based method, net of tax	(103,535)	(21,356)	(166,478)	(42,712)

Pro forma net income (loss) available for common shareholders - basic	$594,978	$(9,941)	$751,203	$(705,608)

Add: Accretion to preferred stock redemption value	35,795		102,271

Pro Forma net income (loss) available for common shareholders - diluted	$630,773		$853,474

Net income (loss) per share:
Basic - as reported	$0.16	$—	$0.29	$(0.48)

Diluted - as reported	$0.11	$0.01	$0.17	$(0.48)

Basic - pro forma	$0.14	$(0.01)	$0.26	$(0.50)

Diluted - pro forma	$0.10	$(0.01)	$0.16	$(0.50)

2. Cash and Cash Equivalents

     The Company considers all highly-liquid securities with a maturity of three months or less when purchased to be cash equivalents. The following tables summarize, by major type, the Company’s cash and cash equivalents (in thousands):

	November 30,	May 31,
	2004	2004
Cash	$857	$2,199
Money market fund	7,554	44
Seven day auction rate securities	23,000	—

Cash and cash equivalents	$31,411	$2,243

3. Inventories

     Inventories are stated at the lower of market or weighted-average cost on a first-in first-out basis. The Company writes down inventory for estimated obsolescence or damage for the excess cost of the inventory over estimated market value based upon assumptions about future demand and market conditions.

     The components were as follows:

	November 30,	May 31,
	2004	2004
Finished goods	$5,486,757	$5,591,969
Raw materials	304,909	334,318

	$5,791,666	$5,926,287

4. Income (Loss) Per Share

     Basic net income (loss) per share is based on the weighted-average number of common shares outstanding. Diluted net income (loss) per share is based on the weighted number of common shares and common share equivalents outstanding. Common shares and common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and warrants and the conversion of mandatorily redeemable convertible preferred stock, except when the effect of their inclusion would be antidilutive.

     The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended		Six months ended
	November 30,		November 30,
	2004	2003	2004	2003

Net income (loss) available for common shareholders - basic	$649,027	$5,536	$823,521	$(682,251)
Add: Accretion to preferred stock redemption value	35,795	66,476	102,271	—

Net income (loss) available for common shareholders - diluted	$684,822	$72,012	$925,792	$(682,251)

Weighted average common shares outstanding	4,115,576	1,416,541	2,869,513	1,407,534

Basic net income (loss) per share	$0.16	$0.00	$0.29	$(0.48)

Common share equivalents:
Dilutive effect of common stock options	368,555	269,555	271,262

Dilutive effect of common and preferred stock warrants	9,047	283,234	8,749

Dilutive effect of mandatorily redemable convertible preferred stock	1,758,757	3,135,655	2,452,235

Weighted average common shares and common share equivalents	6,251,935	5,104,985	5,601,759	1,407,534

Diluted net income (loss) per share	$0.11	$0.01	$0.17	$(0.48)

     The following is a summary of the weighted average securities during the respective periods that have been excluded from the calculation because the effect on net income (loss) would be antidilutive:

	Three months ended		Six months ended
	November 30,		November 30,
	2004	2003	2004	2003
Mandatorily redeemable convertible common stock options	8,075	80,840	4,016	84,329
Preferred stock warrants				242,720
Common stock warrants				628,915

	8,075	80,840	4,016	955,964

5. Initial public offering

     On October 19, 2004, the Company’s registration statement on Form S-1 was declared effective for its initial public offering, pursuant to which 3,200,000 shares of the Company’s common stock were sold at $15.50 per share. Of the 3,200,000 shares sold, 2,057,081 were sold by the Company and an aggregate of 1,142,919 shares were sold by selling shareholders. The Company’s common stock commenced trading on October 20, 2004. The offering closed on October 26, 2004, and, as a result, the Company received net proceeds of approximately $29.7 million (after underwriters’ discounts of $2.2 million). The Company incurred additional, estimated related expenses of approximately $1.5 million. In November 2004, the underwriter’s over-allotment option was exercised whereby 480,000 shares of the Company’s common stock were sold at an offering price of $15.50 per share. Of the 480,000 shares sold, 408,570 were sold by the Company and an aggregate of 71,430 shares were sold by selling shareholders. The transaction closed on November 2, 2004, and, as a result, the Company received net proceeds of approximately $5.9 million (after underwriters’ discounts of $443,000).

     On October 15, 2004 the Company effected a 1-for-1.51 reverse split of its common stock. Simultaneous with the closing of the offering, the Company’s 4.7 million outstanding shares of mandatorily redeemable convertible preferred stock were automatically converted into approximately 3.1 million shares of common stock.

     There were warrants to purchase 41,032 shares of mandatorily redeemable convertible preferred stock which were not exercised at the time of the Company’s initial public offering. Upon the closing of the offering, these warrants automatically became warrants to purchase 27,174 shares of our common stock.

6. Borrowing Arrangements

     On October 27, 2004, the Company paid in full a note payable in the amount of $5.0 million using proceeds from the Company’s initial public offering. The Company currently has no long-term debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our Financial Statements and the related notes contained elsewhere in this quarterly report on Form 10-Q. All statements in the following discussion that are not reports of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the factors that may affect operating results set forth herein.

Overview

Celebrate Express is a leading provider of celebration products serving families with young children, via the Internet and catalogs. We offer a broad assortment of proprietary and third party children’s party products, girls’ special occasion and specialty apparel and children’s costumes complemented by a wide variety of accessories. Our centralized inventory management maximizes product availability and allows us to customize our product assortment to meet specific customer needs. We have designed our business infrastructure to share distribution, customer support, marketing and technology resources across all of our brands. Our goal is to help busy parents celebrate the special moments in their children’s lives.

In October 2004 we completed an initial public offering whereby 3,200,000 shares of the Company’s common stock were sold at $15.50 per share. Of the 3,200,000 shares sold, 2,057,081 were sold by the Company and an aggregate of 1,142,919 shares were sold by selling shareholders. The offering closed on October 26, 2004, and, as a result, the Company received net proceeds of approximately $29.7 million (after underwriters’ discounts of $2.2 million). In November 2004, the underwriter’s over-allotment option was exercised whereby 480,000 shares of the Company’s common stock were sold at an offering price of $15.50 per share. Of the 480,000 shares sold, 408,570 were sold by the Company and an aggregate of 71,430 shares were sold by selling shareholders. The transaction closed on November 2, 2004, and, as a result, the Company received net proceeds of approximately $5.9 million (after underwriters’ discounts of $443,000) for a total proceeds from the offering of $35.5 million after underwriter’s discounts of $2.6 million. The Company used proceeds from the offering for repayment of a $5.0 million term loan.

To date, we have derived our revenue primarily from the sale of party related products from our Birthday Express website and catalog. For the three months ended November 30, 2004, we generated $18.8 million in net sales, an increase of 42.7% from $13.2 million in the three months ended November 30, 2003. Our gross margin as a percentage of sales improved from 48.6% in the three months ended November 30, 2003 to 50.4% in the three months ended November 30, 2004. For the three months ended November 30, 2004, our net income before income taxes increased to $1.1 million from $72,000 in the three months ended November 30, 2003.

For the six months ended November 30, 2004, we generated $33.3 million in net sales, an increase of 40.6% from $23.7 million in the six months ended November 30, 2003. Our gross margin as a percentage of sales improved from 48.6% in the six months ended November 30, 2003 to 49.9% in the six months ended November 30, 2004. For the six months ended November 30, 2004, our net income before income taxes increased to $1.5 from a net loss before income taxes of ($549,000) in the six months ended November 30, 2003.

Comparison of Three Months Ended November 30, 2004 and November 30, 2003

Net Sales

Our net sales are comprised of product sales and shipping revenue. Net sales increased 42.7% to $18.8 million in the three months ended November 30, 2004 from $13.2 million in the three months ended November 30, 2003. The increase in net sales is due primarily to an increase in direct marketing expenses of 36.2% in the three months ended November 30, 2004 in comparison to the three months ended November 30, 2003. The increase in net sales in the three months ended November 30, 2004 over the same period in 2003 reflects a 42.9% increase in the number of orders shipped, which grew to 237,000 orders in the three months ended November 30, 2004 from 166,000 orders in the three months ended November 30, 2003. We grew net sales from each of our brands in the three months ended November 30, 2004 from the three months ended November 30, 2003, with net sales from our core brands, Birthday Express and Storybook Heirlooms, increasing 31%. The remaining growth resulted from the expansion of our Costume Express brand. Net sales per order for the three months ended November 30, 2004 was $79.16 in comparison to net sales per order of $79.27 for the three months ending November 30, 2003. The change in net sales per order was primarily due to the increase in net sales of our Costume Express brand as a percentage of our overall net sales. Costume Express generally has slightly lower net sales per order than our other brands.

Gross Margin

Our gross margin consists of net sales less cost of sales. Our cost of sales consists primarily of product costs, costs associated with our in-house production facility, including wages and depreciation, design and production costs for our apparel and costume brands, inbound and outbound shipping costs and packaging materials for outbound shipments. We anticipate cost of sales will increase in absolute dollars as the number of orders increases and as we expand our brands. Gross margin increased 48% to $9.5 million in the three months ended November 30, 2004 from $6.4 million in the three months ended November 30, 2003. Our gross margin percentage improved to 50.4% of net sales in the three months ended November 30, 2004 from 48.6% in the three months ended November 30, 2003. The increase in gross margin percentage is due primarily to the reduction of certain fixed production and design costs as a percentage of net revenue. The increase can also be attributed to a change in our product mix. Net revenue from our Costume Express brand increased as a percentage of our overall net sales in the three months ended November 30, 2004 in comparison to the same period in 2003. Our Costume Express brand has a high gross margin and contributed to the increase in the gross margin for the Company. We expect our gross margin will fluctuate from quarter to quarter based upon the mix of products sold as well as the potential introduction of new brands.

Fulfillment

Our fulfillment expenses consist primarily of labor and other operating costs associated with our customer support center in Kirkland, Washington and our distribution center in Greensboro, North Carolina. Our fulfillment expenses increased 29.1% to $1.9 million in the three months ended November 30, 2004 from $1.5 million in the three months ended November 30, 2003. As a percentage of net sales, these expenses decreased to 10.4% in the three months ended November 30, 2004 from 11.5% in the three months ended November 30, 2003. The decrease as a percentage of sales is due primarily to labor efficiencies in our customer service and distribution centers as well as continued reduction of the fixed costs in these areas as a percentage of sales. The labor efficiencies are due in part to an increase in net sales from our Costume Express brand as a percentage of total net sales. Our Storybook Heirlooms and Costume Express brands typically have fewer items included in each order and therefore require less labor in distribution. We expect that fulfillment expenses in fiscal 2005 will be higher than in fiscal 2004, but they are likely to represent a smaller percentage of revenue due to continued improved efficiencies. We expect that fulfillment costs will fluctuate as a percentage of sales depending upon the mix of product shipped during the quarter.

Selling and Marketing

Our selling and marketing expenses consist primarily of advertising costs, wages and related payroll benefits for our internal marketing and merchandising staff. Advertising costs include online marketing efforts, print advertising and other direct marketing strategies. Online advertising costs are generally expensed as incurred. Prepaid direct marketing expenses consist of third-party costs including paper, printing and mailing costs and are capitalized and amortized over their expected period of future benefit, which is generally up to 90 days. Selling and marketing costs increased 29.3% to $4.6 million in the three months ended November 30, 2004 from $3.5 million in the three months ended November 30, 2003. The increase in selling and marketing costs was due to increases in online advertising and direct marketing circulation costs of $1.1 million. As a percentage of net sales, these expenses decreased to 24.4% in the three months ended November 30, 2004 from 26.9% in the three months ended November 30, 2003. The decline as a percentage of net sales is due in part to leverage of fixed costs included in selling and marketing expenses such as personnel and related costs. The decline as a percentage of net sales is also due to an increase in the percentage of our revenue coming from repeat customers. Marketing to our existing customers is generally more cost effective than marketing to prospective customers. The percentage of revenue from repeat customers increased to 51.1% for the three months ended November 30, 2004, up from 49.0% for the three months ended November 30, 2003. We are subject to potential increases in our online paid search costs, paper prices and postage rates related to our direct marketing campaigns. We expect that selling and marketing expense will continue to be our largest operating expense line item and will increase in absolute dollars as we continue to expand sales and prospecting to new customers.

General and Administrative

Our general and administrative expenses consist primarily of wages and related payroll benefits for our administrative and technology employees. These expenses also include credit card fees, legal and accounting professional fees, insurance, network fees, systems depreciation, bad debt expense and other general corporate expenses. General and administrative expenses increased 53.6% to $1.7 million in the three months ended November 30, 2004 from $1.1 million in the three months ended November 30, 2003. Salaries and related employee costs increased by $210,000 in the three months ended November 30, 2004 over the three months ended November 30, 2003 due to increases in employee headcount, particularly in our technology and administrative areas. Credit card fees increased by $171,000 in the three months ended November 30, 2004 over the three months ended November 30, 2003. The increase in credit card fees is due to the increase in net sales. Professional fees, insurance premiums and other related costs increased $200,000 in the three months ended November 30, 2004 over the three months ended November 30, 2003 as a result of operating as a public company. As a percentage of net sales, our general and administrative expenses increased to 9.2% in the three months ended November 30, 2004 from 8.5% in the three months ended November 30, 2003. We expect that these costs will increase in absolute dollars in the future based upon hiring additional employees and increased expenses relating to our status as a public company such as professional fees and insurance costs.

Other Income (Expense), Net

Other expense, net decreased to ($144,000) in the three months ended November 30, 2004 from ($159,000) in the three months ended November 30, 2003. The decrease is due to interest income earned on the proceeds from our initial public offering. The increase in interest income was offset by amortization of warrant interest expense that was accelerated during the quarter due to the payoff of our term loan. We expect to have net interest income in future quarters.

Income Taxes

In the three months ended November 30, 2004, we recognized income tax expense of $395,000 based on income before taxes of $1.1 million for the same period based on an effective tax rate of 36.6%. In the three months ended November 30, 2003 we did not recognize income tax expense as a result of a full valuation allowance against our deferred tax assets.

Comparison of Six Months Ended November 30, 2004 and November 30, 2003

Net Sales

Net sales increased 40.6% to $33.3 million in the six months ended November 30, 2004 from $23.7 million in the six months ended November 30, 2003. The increase in net sales is due primarily to an increase in direct marketing expenses of 28.6% in the six months ended November 30, 2004 in comparison to the six months ended November 30, 2003. The increase in net sales in the six months ended November 30, 2004 over the same period in 2003 reflects a 37.4% increase in the number of orders shipped, which grew to 419,000 orders in the six months ended November 30, 2004 from 305,000 orders in the six months ended November 30, 2003. We grew net sales from each of our brands in the six months ended November 30, 2004 from the six months ended November 30, 2003, with net sales from our core brands, Birthday Express and Storybook Heirlooms, increasing 33.8%. The remaining growth resulted from the expansion of our Costume Express brand. Our increase in net sales in the six months ended November 30, 2004 over the comparable period in 2003 also reflects a 2.3% increase in net sales per order to $79.44 from $77.63. This increase was due primarily to a 5.9% increase in net sales per order for our Birthday Express brand.

Gross Margin

Gross margin increased 44.6% to $16.6 million in the six months ended November 30, 2004 from $11.5 million in the six months ended November 30, 2003. Our gross margin percentage improved to 49.9% of net sales in the six months ended November 30, 2004 from 48.6% in the six months ended November 30, 2003. The increase in gross margin percentage for the six months ended November 30, 2004 is due primarily to the reduction of certain fixed production and design costs as a percentage of net revenue. The increase in gross margin percentage can also be attributed to a change in our product mix. Net revenue from our Costume Express brand increased as a percentage of our overall net sales in the six months ended November 30, 2004 in comparison to the same period in 2003. Our Costume Express brand has a high gross margin and contributed to the increase in the gross margin for the Company.

Fulfillment

Our fulfillment expenses increased 22.0% to $3.8 million in the six months ended November 30, 2004 from $3.1 million in the six months ended November 30, 2003. As a percentage of net sales, these expenses decreased to 11.3% in the six months ended November 30, 2004 from 13.0% in the six months ended November 30, 2003. The decrease as a percentage of sales is due primarily to labor efficiencies in our customer service and distribution centers as well as continued reduction of the fixed costs in these areas as a percentage of sales. The labor efficiencies are due in part to an increase in net sales from our Costume Express brand as a percentage of total net sales. Our Storybook Heirlooms and Costume Express brands typically have fewer items included in each order and therefore require less labor in distribution.

Selling and Marketing

Selling and marketing costs increased 25.6% to $8.0 million in the six months ended November 30, 2004 from $6.3 million in the six months ended November 30, 2003. The increase in selling and marketing costs was due primarily to increases in online advertising and direct marketing circulation costs of $1.6 million. As a percentage of net sales, these expenses decreased to 23.9% in the six months ended November 30, 2004 from 26.8% in the six months ended November 30, 2003. The decline as a percentage of net sales is due in part to an increase in the percentage of our revenue coming from repeat customers. Marketing to existing customers is generally more cost effective than marketing to prospective customers. The percentage of revenue from repeat customers increased to 49.8% for the six months ended November 30, 2004, up from 46.3% for the six months ended November 30, 2003. The decline as a percentage of net sales can also be attributed to leverage of fixed costs included in selling and marketing expenses such as personnel and related costs.

General and Administrative

General and administrative expenses increased 36.4% to $3.1 million in the six months ended November 30, 2004 from $2.3 million in the six months ended November 30, 2003. Salaries and related employee costs increased by $363,000 in the six months ended November 30, 2004 over the six months ended November 30, 2003 due to increases in employee headcount, particularly in our technology and administrative areas. Credit card fees increased by $284,000 in the six months ended November 30, 2004 over the six months ended November 30, 2003. The increase in credit card fees is due to the increase in net sales. Professional fees, insurance premiums and other related costs increased $159,000 in the six months ended November 30, 2004 over the six months ended November 30, 2003 as a result of operating as a public company. As a percentage of net sales, our general and administrative expenses decreased to 9.5% in the six months ended November 30, 2004 from 9.8% in the six months ended November 30, 2003.

Other Income (Expense), Net

Other expense, net decreased to ($255,000) in the six months ended November 30, 2004 from ($310,000) in the six months ended November 30, 2003. The decrease is due to interest income earned on the proceeds from our initial public offering.

Income Taxes

In the six months ended November 30, 2004, we recognized income tax expense of $561,000 based on income before taxes of $1.5 million for the same period based on an effective tax rate of 37.7%. In the six months ended November 30, 2003, we did not recognize income tax expense as a result of a full valuation allowance against our deferred tax assets.

Liquidity and Capital Resources

As of November 30, 2004, we had working capital of $36.2 million, including cash and cash equivalents of $31.4 million. We believe that our current cash and cash equivalents as well as cash flows from operations will be sufficient to continue our operations and meet our capital needs for the foreseeable future.

We have financed our operations primarily through the sale of stock, capital lease obligations, short-term notes, credit facilities and term loans. On October 25, 2004, we closed an initial public offering of 3,200,000 shares of common stock at $15.50 per share. On November 2, 2004, the underwriters purchased 480,000 at $15.50 per share to cover over-allotments. Of the shares offered, 2,465,651 shares were offered by us and 1,213,649 were offered by selling shareholders. We raised net proceeds of approximately $34.0 million in our initial public offering, net of underwriting discounts and estimated offering expenses.

Net cash provided by (used in) operating activities was $1.0 million and ($280,000) for the six months ended November 30, 2004 and 2003, respectively. The net cash provided in the six months ended November 30, 2004 was due primarily to net income. Net cash used for the six months ended November 30, 2003 was used to fund net losses and changes in working capital.

Net cash used in investing activities was $899,000 and $226,000 for the six months ended November 30, 2004 and 2003, respectively. Cash used in investing activities in the six months ended November 30, 2004 consisted of capital expenditures for warehouse, manufacturing and data processing equipment. Cash used in the six months ended November 30, 2003 was used for capital expenditures.

Net cash provided by (used in) financing activities was $29.1 million and ($638,000) for the six months ended November 30, 2004 and 2003, respectively. Cash provided for the six months ended November 30, 2004 is due to the net proceeds from our initial public offering, offset by the repayment of our term loan. Cash used in the six months ended November 30, 2003 is due primarily to principal payments on outstanding debt.

The following tables summarize our contractual obligations as of November 30, 2004, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years
	(in thousands)
Description of Contractual Obligations:
Capital lease obligations	$29	$22	$7	—
Operating lease obligations	2,187	620	1,153	$414

Total	$2,216	$642	$1,160	$414

Critical Accounting Policies

Certain of our accounting policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. Management believes there have been no material changes during the six months ended November 30, 2004 to the critical accounting policies reported in the Management’s Discussion and Analysis section of our prospectus dated October 19, 2004, as filed with the Securities and Exchange Commission.

New accounting pronouncements - On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R would require us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In addition, the adoption of SFAS No. 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. This statement is effective for the first annual or interim period beginning after June 15, 2005. The Company is currently evaluating the impact of this statement.

On November 24, 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”) which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that abnormal items be recognized as current-period charges as well as unallocated overheads recognized in the period in which they are incurred. The Company’s adoption of SFAS No. 151 is not expected to have a significant impact on the Company’s financial position.

Factors That May Affect Future Operating Results

You should carefully consider the risks described below together with all of the other information included in this report. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline and you may lose all or part of your investment.

We achieved annual net income for the first time during our last fiscal year and we cannot assure you that we will continue to operate profitably.

We achieved an annual net income for the first time in our corporate history during our fiscal year ended May 31, 2004. Prior to our last fiscal year we have had a history of losses, including net losses of $1.6 million in our fiscal year ended May 31, 2003 and $4.3 million in our fiscal year ended May 31, 2002. We may incur losses again in our current or future fiscal years, especially as we introduce new products. We expect our operating expenses to increase in the future, as we, among other things:

•	expand into new product categories;

•	continue with our marketing efforts to build our brand names;

•	expand our customer base;

•	upgrade our operational and financial systems, procedures and controls;

•	assume the responsibilities of being a public company; and

•	retain existing personnel and hire additional personnel.

In order to maintain profitability as we expand into new product categories, we will need to generate sales exceeding historical levels and/ or reduce relative operating expenditures. We may not be able to generate the required sales from our current or new product categories or reduce operating expenses sufficiently to sustain or increase operating profitability. If we have a shortfall in sales without a corresponding reduction to our expenses, our operating results will suffer. It is possible that results of operations may be below the expectations of public market analysts and investors, which could cause the trading price of our common stock to fall.

The favorable impact of the income tax benefit in 2004 affects the comparability of our results and utilization of our deferred tax assets is dependent on future taxable income.

In our fiscal year ended May 31, 2004, based on the information existing at that time including consideration of our forecasted book and tax income, we reduced the valuation allowance on our deferred tax assets by $9.0 million and recognized a corresponding tax benefit in our fiscal 2004 results of operations. This tax benefit causes our financial results for our fiscal year ended May 31, 2004 to appear significantly more favorable than they would in the absence of the tax benefit. The favorable impact of the $9.0 million tax benefit may distort the trends in our operating results and will impact the comparability of our results of operations with other periods. The tax benefit may also make our financial results appear more favorable than those of companies with similar results of operations that have not reduced a valuation allowance on their net deferred tax assets in the comparable period. In addition, should our operating results fall below expectations, we may need to evaluate the need to re-establish a valuation allowance against our deferred tax assets. If the valuation allowance were to be re-established it would negatively affect the financial results in the period in which it was re-established. Additionally, unanticipated changes in ownership of our common stock may restrict the ability to realize the benefit of our net operating loss carryforwards.

If we do not successfully expand sales into other product categories beyond party goods, we may not be able to achieve our desired revenue growth.

We were incorporated and began selling party products through our direct marketing catalog in June 1994 and on our www.BirthdayExpress.com website in April 1996. In April 2001, we acquired certain assets of Storybook Inc., a direct marketer of girls’ specialty and special occasion apparel. In February 2002, we re-launched the Storybook Heirlooms brand and the website www.Storybook.com. In September 2003, we launched our website and catalog for Costume Express, a provider of children’s and family costumes. We have historically derived more than 80% of our revenues from the sale of party products and accessories to families with young children under our Birthday Express brand. In order to achieve the desired growth in our sales and business, we will need to expand into new product categories. Challenges that may affect our ability to expand into new product categories include our ability to:

•	successfully design, produce and market new products;

•	identify and introduce new product categories;

•	maintain our gross margins with respect to new product categories;

•	provide a satisfactory mix of merchandise that is responsive to the needs of our customers;

•	broaden consumer awareness of our existing and future brands;

•	manage our online and offline marketing costs; and

•	manage our dual-channel direct marketing model.

In addition, we may experience a higher degree of seasonality in our business as we expand our brands or expand into new brands or product categories that have seasonal significance. If we are unsuccessful in addressing these risks and uncertainties, our business, financial condition and results of operations may be harmed.

We must compete with other party goods retailers and mass merchandisers on the selection, quality and price of our products, and failure to do so successfully could negatively affect our stock price.

In order to meet our strategic goals, we must successfully offer, on a continuous basis, a broad selection of appealing products to families with young children. To successfully compete against other party goods retailers and mass merchandisers, our product offerings must be affordable, high-quality, innovative and attractive to a wide range of consumers whose preferences may change from time to time. We cannot predict with certainty that we will be successful in offering products that meet these requirements. If consumers do not find our products attractive or our products otherwise become less popular with consumers, we may see increased merchandise returns, inventory write-downs and increased costs. Any shortcomings in our merchandise strategy could adversely affect our operating results and cash flows. This may, in turn, cause our stock price to fall.

Children’s tastes change and are often difficult to predict, and any failure by us to correctly identify and react appropriately to these changing preferences could hurt our sales and gross margins and render a portion of our inventory obsolete.

Our failure to anticipate, identify or react appropriately to changes in consumer demand could lead to excess inventories and significant markdowns or a shortage of products and lost sales. Our strategy, relations with our customers and margins are dependent, in part, on our identification and regular introduction of new designs that are appealing to our customers, especially children. We cannot assure you that we will be able to identify, obtain or license popular third-party designs or that our design personnel will be able to timely identify and introduce appealing designs in sufficient volume to support our strategy and operations.

We must also anticipate changes in the tastes and preferences of consumers in order to compete for their business successfully. In particular, our ability to anticipate changes in the tastes and preferences of children, which change often and quickly, is crucial to our success, and we could misinterpret or fail to identify trends on a timely basis. Further, product orders must be placed with suppliers before we receive orders from our customers, and the demand for specific products can change between the time the products are ordered by us and the date we receive them. If we underestimate consumer demand, we may disappoint customers and lose potential sales to our competitors. If we overestimate consumer acceptance of our products, we may be required to take significant inventory markdowns or sell our products at sale prices, which could reduce our sales and gross margins.

If we fail to promote and maintain our brands effectively, we may not be able to compete successfully with better-known competitors

Building and maintaining recognition of our brands by families with young children is critical to expanding our customer base and competing successfully against other party goods retailers and mass merchandisers with greater brand recognition. In order to continue building consumer recognition of our brands, we will need to increase our financial commitment to creating and maintaining brand awareness in a manner targeted at families with young children. We cannot be certain that our marketing efforts will attract new customers, enable us to retain existing customers, or encourage repeat purchases. If these efforts are not successful, our sales may not grow to desired levels, or could even decline.

If we do not successfully maintain and expand our customer and prospect databases our sales volume could suffer and our marketing costs could increase.

We depend on our proprietary customer and prospect databases to facilitate repeat sales and attract new customers. If we fail to keep these databases current, or if the information in these databases is damaged or destroyed, our sales could stagnate or even decline. If we do not expand our databases of customers and prospects, or if we fail to enhance and refine our techniques for segmenting this information to maximize its usefulness, our sales volume could suffer and our marketing costs could increase. In addition, if federal or state governments enact privacy legislation resulting in the increased regulation of mailing lists, we could experience increased costs in complying with new regulations concerning the solicitation of consents or be unable to achieve the desired database and sales volume growth.

Failure to successfully manage or expand our fulfillment and distribution operations could cause us to incur increased costs or lose customers.

Our fulfillment and distribution operations are located in Greensboro, North Carolina. These operations are critical to the cost-effective and efficient fulfillment and shipment of customer orders. If we are unable to successfully manage our fulfillment and distribution operations, we would be required to find one or more parties to provide these services for us. This could cause us to incur significantly higher expenses or result in additional costs related to balancing inventories among multiple distribution facilities. We have recently leased an additional 24,000 square feet at our Greensboro facility, which we began to use in September 2004. As our business grows we may need to further expand our fulfillment and distribution operations to accommodate increases in customer orders. Failure to expand these operations effectively could result in delays in fulfillment and shipment of customer orders, which might in turn hurt our reputation and discourage repeat sales.

Our operating results could suffer if we are unable to successfully manage the costs of our catalog operations or if our catalogs fail to produce sales at satisfactory levels.

Our catalogs have been an important tool for the acquisition and retention of customers. We believe that the success of our catalogs as a cost-effective marketing tool depends on the following factors:

•	effective management of costs associated with the production and distribution of our catalogs;

•	achievement of adequate response rates to our mailings;

•	displaying a mix of merchandise in our catalogs that is attractive to our customers; and

•	timely delivery of catalog mailings to our customers.

Catalog production and mailings entail substantial paper, printing, postage and labor costs. Increases in the costs of producing and distributing our catalogs, including increases in postage rates, or paper, photography or printing costs, may reduce the margin on sales derived from our catalogs. As we incur nearly all of the costs associated with our catalogs prior to mailing, we are unable to adjust the costs incurred in connection with a particular mailing to reflect the actual performance of the catalog. In addition, response rates to our mailings and, as a result, sales generated by each mailing are affected by factors such as consumer preferences, economic conditions, the timing and mix of our catalog mailings, the timely delivery of these mailings by the postal system, and changes in our merchandise assortment, some of which are outside of our control. A significant increase in the costs associated with producing or distributing our catalogs, or failure of our catalogs to produce sales at satisfactory levels, could have a negative effect on our operating results.

We will consider acquisitions as part of our growth strategy, and failure to adequately evaluate or integrate any acquisitions could harm our business.

We have limited experience in acquiring other businesses. In April 1997 we acquired the assets of Great Days Publishing, Inc., a product line that offers a variety of personalized date history scrolls that chronicle noteworthy events. This product line is marketed under our Birthday Express brand. In April 2001, we acquired the assets of Storybook Inc. We expect to continue to consider opportunities to acquire other products and businesses that could enhance or complement our current products and services or expand the breadth of our product categories or customer base. Potential and completed acquisitions involve numerous risks, including:

•	problems assimilating the purchased products or business operations;

•	problems maintaining uniform standards, procedures, controls and policies;

•	unanticipated costs associated with the acquisition, including accounting charges and transaction expenses;

•	diversion of management’s attention from our existing brands;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering product categories in which we have no or limited prior experience; and

•	potential loss of key employees of acquired organizations.

For example, in the acquisition of Storybook, we incurred higher than expected customer returns, saleable product inventory was lower than expected and integration expenses were higher than forecasted. If we fail to properly evaluate and execute future acquisitions, our management team may be distracted from our day-to-day operations, our business may be disrupted and our operating results may suffer.

Increased product returns, or a failure by us to accurately predict the level of product returns, could harm our business.

As part of our customer support commitment, we maintain a product return policy that allows recipients to return most items received from us with which they are dissatisfied. We make allowances for product returns in our financial statements based on historical return rates. We cannot assure you that actual product returns will not significantly exceed our allowances for returns. In addition, because our allowances are based on historical return rates, we cannot assure you that the introduction of new merchandise within existing or new product categories, increased sales over the Internet, changes in the habits of our customers or other factors will not cause actual returns to exceed return allowances, perhaps significantly. Any increase in product returns above our allowances could have a negative impact on our financial results and may, in turn, cause our stock price to decline.

We may not be able to compete successfully against current and future competitors.

We operate in several highly competitive markets including party goods, girls’ specialty apparel and children’s costumes. Our primary competition comes from traditional retailers that offer a variety of products in the party goods and apparel markets. We believe our primary competition in party goods and costumes is from mass merchandisers such as Target and Wal-Mart, and party goods superstores such as Party City and Party America. We also compete in these markets with a variety of other companies including: online retailers of party goods; traditional card and gift specialty retailers; supermarkets and drugstores; and catalog retailers of novelty items. Additionally, we compete in the girls’ apparel market with department stores and specialty apparel catalogs and retailers.

Competitors can enter our market with little difficulty and can launch new websites or catalogs at a relatively low cost. Many of these current and potential competitors may have the ability to devote substantially more resources to marketing, customer support, product development and order fulfillment operations than we can. Some of our suppliers also may choose to compete with us directly and may in the future choose not to supply products to us. In addition, larger or more well-financed entities may acquire, invest in or form joint ventures with our competitors. Some of our competitors may be able to secure products from suppliers on more favorable terms, fulfill orders more efficiently or adopt more aggressive pricing than we can. If we are unable to compete effectively in our markets, our business, financial condition and operating results may suffer.

We depend on search engines to attract customers to our websites, and losing these customers would adversely affect our revenues and financial results.

Many consumers access our websites by clicking through search results displayed by Internet search engines. Internet search engines typically provide two types of search results, algorithmic listings and purchased listings. Algorithmic listings cannot be purchased, and instead are determined and displayed solely by a set of formulas utilized by the search engine. Purchased listings can be bought by advertisers in order to attract users to their websites. We rely on both algorithmic and purchased listings to attract and direct consumers to our websites. Search engines revise their algorithms from time to time in an attempt to optimize their search results. If one or more of the search engines on which we rely for algorithmic listings were to modify its algorithms, resulting in fewer consumers clicking through to our websites, we would need to increase our marketing expenditures, which would adversely affect our financial results. If one or more of the search engines on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, we could lose customers, we could be forced to look for other advertising avenues and traffic to our websites could decrease.

Because we do not have long-term contracts for third-party products, we may not have continued access to popular products.

Our business depends significantly on the use of third-party products and our future success is contingent upon the continued availability of these products. We do not have long-term arrangements with any vendor or distributor that would guarantee the availability of third-party products and, as a result, we do not have a predictable or guaranteed supply of these products. We cannot assure you we will have access to any third-party products in sufficient quantities. If we are unable to provide our customers with continued access to popular or exclusive third-party products, our sales could decline.

If we are unable to maintain or acquire licenses to intellectual property, we may have fewer proprietary products and our sales may decline.

Many of our proprietary products are based on or incorporate intellectual property and other character or story rights licensed from third parties. These license agreements are limited in scope, typically have a two- or three-year term and lack renewal rights. We may not be able to renew key licenses when they expire or include new products in existing licenses. Moreover, most of these licenses may be terminated immediately if we breach their terms. If we are unable to maintain these licenses and obtain additional licenses with significant commercial value, or maintain them at reasonable costs, we will be unable to increase our revenue in the future unless we offset the loss of the products that depend on these licenses with an increase in sales of our independently created proprietary products.

Because we do not have long-term contracts with our suppliers, we may not have continued access to necessary materials and our sales may suffer.

Our financial performance depends on our ability to purchase our products in sufficient quantities at competitive prices. We purchase our products from over 200 foreign and domestic manufacturers and distributors. We have no long-term purchase contracts with any of these suppliers, and therefore, have no contractual assurances of continued supply, access to products or favorable pricing. Any vendor could increase prices or discontinue selling to us at any time. In our fiscal year ended May 31, 2004, products supplied by our ten largest suppliers represented approximately 36% of inventory purchases, with our largest supplier representing 10%. If we are unable to maintain these supplier relationships, our ability to offer high-quality, favorably-priced products to our customers may be impaired, and our sales and gross margins could decline.

Our reliance on smaller or independent vendors and suppliers and manufacturers located abroad exposes us to various risks associated with disruption in product supply.

Some of our smaller vendors have limited resources, production capacities and operating histories, which means that they may not be able to timely produce sufficient quantities of certain products demanded by our customers. In addition, our relationships with independent foreign suppliers and manufacturers are also subject to a number of risks, including:

•	work stoppages;

•	transportation delays and interruptions;

•	political instability;

•	foreign currency fluctuations;

•	changing economic conditions;

•	an increased likelihood of counterfeit, knock-off or gray market goods;

•	expropriation, nationalization, imposition of tariffs, import and export controls and other non-tariff barriers, including quotas and restrictions on the transfer of funds;

•	environmental regulation; and

•	other changes in governmental policies.

Because of these factors, we may not be able to acquire desired products in sufficient quantities on terms acceptable to us in the future. Any inability to acquire suitable products or the loss of one or more key vendors could have a negative effect on our sales and operating results until alternative supply arrangements are made. Moreover, we may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of lesser quality or more expensive than those we currently purchase. We cannot be certain that such factors will not prevent us from procuring manufactured products in a cost-effective or timely manner.

Failure of third parties to deliver our products efficiently and in a timely manner could cause us to lose customers

We rely upon other parties for product shipments to and from our Greensboro, North Carolina fulfillment and distribution center. It is possible that events beyond our control, such as a strike or other disruption, could affect the ability of these parties to deliver inventory items to our facilities or merchandise to our customers. The failure of these parties to deliver goods to or from our facilities could result in delays in fulfillment of customer orders. Because our customer orders are often time-sensitive, delays by our third-party shipment providers could hurt our reputation and our ability to obtain repeat orders.

Fluctuations in the price of paper may increase our operating costs and make our expenses difficult to predict.

We are vulnerable to fluctuations in the price of paper stock. Paper goods comprise a significant portion of our total inventory. In addition, a portion of our marketing expenditures are related to our direct marketing efforts which include our paper catalogs. If the price of paper increases significantly, we may be unable to pass the additional costs on to our customers, which could hurt our profitability. In addition, fluctuations in the price of paper could make it difficult for us to accurately forecast our expenses.

The loss of our senior management or other key personnel could harm our current and future operations and prospects.

Our performance is substantially dependent on the continued services of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate our officers and key employees. We do not have employment agreements with any of our key personnel. The loss of the services of any of our executive officers or other key employees for any reason could harm our business, financial condition and operating results. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer support personnel. Competition for such personnel is intense and we cannot assure you that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel.

Our business involves the extensive use of intellectual property, and related claims against us could be costly or force us to abandon popular products.

Third parties have asserted, and may in the future assert, that our business or the products we make or use infringe upon their rights. We cannot predict whether third parties will assert claims of infringement against us, or whether any past or future assertions or prosecutions of infringement will harm our business. If we are forced to defend against any such claims, whether they are with or without merit and even if they are determined in our favor, we may face costly litigation, diversion of the attention of our technical and management personnel and product shipment delays. As a result of any infringement dispute, we may have to develop non-infringing products or enter into royalty or licensing agreements, which may be on unfavorable terms. If there is a successful claim of infringement against us, and we are unable to develop non-infringing products or license the infringed or similar product on a timely basis or at all, we will need to drop the infringed product from our offerings and our sales could suffer.

If the protection of our trademarks and proprietary rights is inadequate, our brands and reputation could be impaired and we could lose customers.

The steps we take to protect our proprietary rights may be inadequate. We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. Birthday Express, BirthdayExpress.com and Storybook Heirlooms are registered with the United States Patent and Trademark office, and we have recently filed federal trademark applications for Costume Express and Celebrate Express. We cannot be certain we will be able to obtain registration for our recently filed trademarks or for trademarks we submit applications for in the future. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which we will sell our products and services. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights and our brands and reputation could be impaired and we could lose customers.

If we cannot maintain and protect our existing domain names or acquire suitable new domain names as needed, we may not be able to successfully build our brands.

We may be unable to acquire or maintain Internet domain names relating to our brands in the United States and other countries in which we may conduct business. As a result, we may be unable to prevent third parties from acquiring and using domain names relating to our brands. Such use could damage our brands and reputation and divert customers away from our websites. We currently hold various relevant domain names, including www.BirthdayExpress.com, www.Storybook.com, www.CelebrateExpress.com, and www.CostumeExpress.com. The acquisition and maintenance of domain names generally is regulated by governmental agencies. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names, any of which may affect our ability to maintain the domain names we need for our business. If we cannot prevent others from using similar domain names we may be unable to successfully build our brands.

Capacity constraints, systems failures or security breaches could prevent access to our websites, which could lower our sales and harm our reputation

Our service goals of performance, reliability and availability require that we have adequate capacity in our computer systems to cope with the volume of customers on our websites. As our operations grow in size and scope, we will need to improve and upgrade our systems and infrastructure to offer customers enhanced services, capacity, features and functionality. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of our business increases, with no assurance of a corresponding increase in sales. If we cannot expand our systems in a timely manner to cope with increased customer usage, we could experience disruptions in service, slower response times, lower customer satisfaction and delays in the introduction of new products and services. Any of these problems could impair our reputation, damage our brands and cause our sales to decline.

Our ability to provide high-quality service depends on the efficient and uninterrupted operation of our computer and communications systems. Our website has experienced system interruptions from time to time and could experience periodic system interruptions in the future. Our systems and operations are also vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, design defects, vandalism, denial-of-service attacks and similar events. We do not have a formal disaster recovery plan or alternate providers of web hosting services, and outages at our data centers could mean the temporary loss of the use of our websites. Our business interruption insurance may not adequately compensate us for the associated losses. Any system failure or security breach that causes an interruption in service or decreases the responsiveness of our customer support center or websites could impair our reputation, damage our brands and cause a decrease in sales.

If we are unable to provide satisfactory telephone-based customer support, we could lose customers.

Our ability to provide satisfactory levels of customer support also depends, to a large degree, on the efficient and uninterrupted operation of our customer support center. Any material disruption or slowdown in our telephone order processing systems resulting from labor disputes, telephone or Internet failures, power or service outages, natural disasters or other events could make it difficult or impossible to provide adequate telephone-based customer support. Further, we may be unable to attract and retain an adequate number of competent customer support representatives, which is essential in creating a favorable customer experience. If we are unable to continually provide adequate staffing for our customer support operations, our reputation could be seriously harmed. In addition, we cannot assure you that call volumes will not exceed our present system capacities. If this occurs, we could experience delays in accepting orders, responding to customer inquiries and addressing customer concerns. Also, we may be required to expand our customer support center in the near future. We cannot assure you that we will be able to find additional suitable facilities on acceptable terms or at all, which could seriously hinder our ability to provide satisfactory levels of customer support. Because our success depends in large part on keeping our customers satisfied, any failure to provide satisfactory levels of customer support would likely impair our reputation and we could lose customers.

Temporary or permanent disruption at our fulfillment facility could prevent timely shipment of customer orders and hurt our sales.

We assemble, package, and ship our orders, and process all product returns, at our Greensboro, North Carolina fulfillment and distribution facility. In the future, we may be unable to fulfill our customers’ orders at this facility in a timely manner, or at all, due to a number of factors, including:

•	a failure to maintain or renew our existing lease agreement;

•	a power failure;

•	an employee strike or other labor stoppage;

•	telecommunications failure, terrorist attacks, acts of war or break-ins;

•	a disruption in the transportation infrastructure including air traffic and roads; or

•	fire, flood, hurricane or other disaster.

In the event that we are temporarily unable to fulfill our customers’ orders through our Greensboro facility, we will attempt to re-ship the orders from another source. However, we cannot guarantee that we will be able to fulfill all orders or that we will be able to deliver the affected orders in a timely manner. This could result in a decrease in sales in connection with the unfulfilled orders as well as the potential loss of repeat orders from affected customers. In addition, if operations at our Greensboro facility become permanently disrupted due to any of the above or other factors, we may not be able to secure a replacement fulfillment and distribution facility on terms acceptable to us or at all. We do not currently maintain back-up power systems at our Greensboro facility, nor do we have a formal disaster recovery plan and our business interruption insurance may be insufficient to compensate us for losses that occur in the event operations at our fulfillment and distribution center are interrupted.

If the equipment we use to produce our paper products breaks down, we may experience delays in our production process, deplete our inventory and lose customers.

We produce paper products, including plates, cups, party hats and favor boxes for all of our proprietary party themes. Because we do not have duplicate equipment for manufacturing all of these items, a failure of any piece of this equipment, particularly our printing machine, could halt our production process. Because we use specialized equipment, spare parts or repair technicians may not be immediately available. We keep only limited amounts of extra inventory in our warehouses to compensate for delays in production, and any extended mechanical failure could severely deplete our inventory, resulting in decreased sales and loss of customers.

We may incur significant costs or experience product availability delays in complying with regulations applicable to the sale of our manufactured products.

We use a variety of water-based inks, paper and coatings in the manufacture of our paper party products. We are required to maintain our manufacturing operations in compliance with United States federal, state and local laws and regulations, including but not limited to rules and regulations associated with consumer protection and safety, the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, the Food and Drug Administration and the Occupational Safety and Health Administration, or OSHA. Changes in laws and regulations applicable to our business could significantly increase our costs of goods sold and we may not be able to pass these increases on to our customers. If we fail to comply with current laws and regulations applicable to our business, or to pass annual inspections of our facilities by regulatory bodies, we could be subject to fines and penalties or even interruptions of our operations. In addition, failure to comply with applicable laws and regulations could subject us to the risk of private lawsuits and damages.

If use of the Internet, particularly with respect to online commerce, does not continue to increase as rapidly as we anticipate, our sales may not grow to desired levels.

For the six months ending November 30, 2004, our online sales represented approximately 56% of our total sales. Our future sales and profits are substantially dependent upon the continued use of the Internet as an effective medium of business and communication by our customers. Internet use may not continue to develop at historical rates and consumers may not continue to use the Internet and other online services as a medium for commerce. Highly-publicized failures of some online retailers in meeting consumer demands could result in consumer reluctance to adopt the Internet as a means for commerce, and thereby damage our reputation and brands and reduce our revenues and results of operations.

In addition, the Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons, including:

•	actual or perceived lack of security of information or privacy protection;

•	possible disruptions, computer viruses or other damage to the Internet servers or to users’ computers; and

•	excessive governmental regulation.

If the Internet fails to grow as a commercial marketplace in the future, our sales may not increase as much as desired by our shareholders, or at all.

Risks related to the Internet, including security and reliability issues, are largely outside our control and may hurt our reputation or sales.

Our online business is subject to numerous risks, many of which are outside our control. In addition to changing consumer preferences and buying trends relating to Internet usage, we are vulnerable to additional risks and uncertainties associated with the Internet. These risks include changes in required technology interfaces, website downtime or slowdowns and other technical failures or human errors, changes in applicable federal and state regulation, security breaches, and consumer privacy concerns. Our failure to respond successfully to these risks and uncertainties might adversely affect the sales through our online business, as well as damage our reputation and increase our selling and marketing and general and administrative expenses. In addition, our success will depend, in large part, upon third parties maintaining the Internet infrastructure to provide a reliable network backbone with the speed, data capacity, security and hardware necessary for reliable Internet access and services. Our business, which relies on graphically-rich websites that require the transmission of substantial data, is also significantly dependent upon the availability and adoption of broadband Internet access and other high-speed Internet connectivity technologies. Any significant reliability, data capacity or connectivity problems experienced by the Internet or its users could harm our sales and profitability.

Government regulation of database use in direct marketing and Internet and online commerce is evolving. Unfavorable changes in these regulations could substantially harm our business and results of operations.

We are subject to general business regulations and laws, as well as regulations and laws that specifically govern database use in direct marketing and Internet and online commerce. Existing and future regulations and laws may impede the growth of database direct marketing, Internet or other online services. These regulations and laws may cover taxation, restrictions on imports and exports, customs, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws and regulations governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to database direct marketing, the Internet and online commerce. Unfavorable resolution of these issues may slow the growth of database direct marketing, online commerce and, in turn, our business.

Our failure to protect confidential information of our customers and our network against security breaches could damage our reputation and brands and subject us to legal liability.

A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. Currently, a majority of our sales are billed to our customers’ credit card accounts directly. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology we use to protect customer transaction data. Any compromise of our security could damage our reputation and brands and expose us to a risk of lost sales, or litigation and possible legal liability. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches.

Our failure to address risks associated with credit card fraud could damage our reputation and brands.

Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. We do not currently carry insurance against this risk. To date, we have experienced minimal losses from credit card fraud, but we face the risk of significant losses from this type of fraud as our net sales increase. Such losses could impair our results of operations. In addition, any failure to adequately control fraudulent credit card transactions could damage our reputation and brands, and reduce our sales.

Our sales may decrease if we are required to collect taxes on purchases.

We do not collect or have imposed upon us sales, use or other taxes related to the products we sell, except for certain corporate-level taxes and sales taxes with respect to purchases by customers located in the states of North Carolina and Washington. However, one or more states may seek to impose sales, use or other tax collection obligations on us in the future. A successful assertion by one or more states that we should be collecting sales, use or other taxes on the sale of our products could result in substantial tax liabilities and penalties in connection with past sales. In addition, if we are required to collect these taxes we will lose one of our current cost advantages, which may decrease our ability to compete with traditional retailers and substantially harm our sales.

We have based our policies for sales tax collection on our interpretation of certain decisions of the U.S. Supreme Court that restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made through catalogs or over the Internet. However, implementation of the restrictions imposed by these Supreme Court decisions is subject to interpretation by state and local taxing authorities. While we believe that these Supreme Court decisions currently restrict state and local taxing authorities outside the states of North Carolina and Washington from requiring us to collect sales and use taxes from purchasers located within their jurisdictions, taxing authorities outside of North

Carolina and Washington could disagree with our interpretation of these decisions. Moreover, a number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales. If any state or local taxing jurisdiction were to disagree with our interpretation of the Supreme Court’s current position regarding state and local taxation of Internet sales, or if any of these initiatives were to address the Supreme Court’s constitutional concerns and result in a reversal of its current position, we could be required to collect sales and use taxes from purchasers located in states other than North Carolina and Washington. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us and could decrease our future sales.

Failure to rapidly respond to technological change could result in our services or systems becoming obsolete.

As the Internet and online commerce industries evolve, we may be required to license emerging technologies useful to our business, enhance our existing services, develop new services and technologies that address the increasingly sophisticated and varied needs of our prospective customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We may not be able to successfully implement these new services and technologies or adapt our websites and transaction-processing systems to customer requirements or emerging industry standards. If we fail to respond to these issues in a timely manner, we may lose existing customers and be unable to attract sufficient numbers of new customers.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in high quality securities. To minimize our exposure to an adverse shift in interest rates, we invest in short-term securities and maintain an average maturity of one year or less. As of November 30, 2004, we were invested in auction rate securities with maturities of 7 days which mitigated our exposure to interest rate risk. On November 30, 2004, we had no long or short-term debt outstanding.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and SEC reports.

We believe that a system of internal controls, no matter how well designed and operated, is based in part upon certain assumptions about the likelihood of future events, and therefore can only provide, reasonable, not absolute, assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

We have reviewed our internal controls over financial reporting and have made no changes during the quarter ended November 30, 2004, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the quarter ended November 30, 2004, the Company sold and issued the following securities which were not registered under the Securities Act of 1933:

During the quarter ended November 30, 2004, the Company issued 4,434 shares of common stock upon the exercise of stock options for a total exercise price of $1,648.
During the quarter ended November 30, 2004, the Company granted options to employees and directors of the Company for the purchase of 124,511 shares of common stock at an average exercise price of $12.91 per share.

These issuances were deemed exempt from registration under the Securities Act in reliance on either (1) Rule 701 promulgated under the Securities Act of 1933, as amended, as offers and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701 or (2) Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

(b) On October 19, 2004, the Company’s registration statement on Form S-1 (Registration Nos. 333-117459) was declared effective for the Company’s initial public offering, pursuant to which the Company registered 3,200,000 shares of common stock to be sold by us (2,057,081 shares) and certain of the Company’s shareholders (1,142,919 shares). An additional 480,000 shares were subject to the underwriters’ over-allotment option, 408,570 from us and 71,430 from the selling shareholders. The Company’s common stock commenced trading on October 20, 2004. The offering closed on October 25, 2004. In November 2004, the underwriter’s over-allotment option was exercised in full. The shares were offered at $15.50 per share or an aggregate of $38.2 million for the Company and $18.8 million for the selling stockholders. The underwriters of the offering were SG Cowen & Co., LLC, CIBC World Markets Corp. and Pacific Crest Securities, Inc. The Company incurred estimated related expenses of approximately $1.5 million, which together with the underwriters’ discount, totaled $4.2 million in estimated expenses related to the offering. Net proceeds to the Company after all estimated expenses approximated $34 million. None of the Company’s net offering proceeds were paid, directly or indirectly, to: (i) directors or officers of the Company, or their associates; (ii) persons owning ten percent or more of any class of equity securities of the Company; or (iii) affiliates of the Company.

As of November 30, 2004, the Company has used the net proceeds from the offering for repayment of the Company’s $5.0 million term loan and has invested the remaining funds in equity securities.

Upon the closing of the initial public offering in October 2004, all outstanding shares of our preferred stock were automatically converted, on a 1.51-for-1 basis, into shares of common stock. Warrants to purchase preferred stock outstanding after the closing of the Company’s initial public offering, when and if exercised, will be exercisable for common stock. Upon the close of the Company’s initial public offering, the Company’s Articles of Incorporation was amended to authorize 2,000,000 shares of undesignated preferred stock.

Item 4. Submission of Matters to a Vote of Security Holders.

On September 11, 2004, the Company’s shareholders approved each of these matters, as set forth below, by written consent. As of the record date for taking such action, the Company had 2,473,639 shares of common stock and 4,738,584 shares of preferred stock issued and outstanding (on a pre 1-for-1.51 stock split basis). The following actions were approved:

1) The re-election and reconfirmation (or appointment in the case of Mr. Hughes) of the following members on the Board of Directors: Michael Jewell, Keith Crandell, Don Hughes, Tim McGarvey, Jean Reynolds and Ronald Weinstein.

2) The ratification of the selection of Deloitte & Touche LLP as the Company’s independent auditors for fiscal year 2005.

3) The approval and adoption of the Company’s 2004 Amended and Restated Equity Incentive Plan

4) The approval and adoption of the Company’s 2004 Employee Stock Purchase Plan.

5) The approval of the amendment and restatement of the Company’s Bylaws.

6) The approval of a form of Indemnity Agreement to be entered into by the Company and each of its directors and officers.

7) The approval of the amendment and restatement of the Company’s Certificate of Incorporation to effect a 1-for-1.51 reverse stock split of the Company’s capital stock (including all outstanding warrants and options exercisable for shares of the Company’s capital stock).

8) The approval of the amendment and restatement of the Company’s Certificate of Incorporation that became effective upon the completion of the Company’s initial public offering to, among other things, delete the provisions in the certificate designating the rights and preferences of the preferred stock which are no longer outstanding following the conversion of such preferred stock into shares of the Company’s common stock upon the closing of the initial public offering provided for certain stockholder protection measures.

Of the consents returned, (a) holders of 2,427,382 shares of common stock and 4,649,972 shares of preferred stock, representing 98.1% and 97.8% respectively of the vote when voting as separate classes, respectively, and 97.9% of the vote when voting together as a single class, approved items 1 through 6 of the above actions and (b) holders of 2,345,976 shares of common stock and 3,766,204 shares of preferred stock, representing 94.5% and 81.4% respectively of the vote when voting as separate classes, respectively, and 84.5% of the vote when voting together as a single class, approved items 7 and 8 of the above actions.

Item 6. Exhibits.

Exhibits:

3.1(1)	Amended and Restated Articles of Incorporation of Celebrate Express, Inc.

3.2(1)	Bylaws of the Registrant – Celebrate Express, Inc.

4.1(1)	Specimen Common Stock Certificate

4.2(1)	Amended and Restated Investor’s Rights Agreement dated November 15, 2001, by and among Registrant and the investors named therein

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-117459), as amended, initially filed with the Securities and Exchange Commission on July 16, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELEBRATE EXPRESS, INC.
Date: January 13, 2005	By:	/s/ Michael K. Jewell
Michael K. Jewell
Chief Executive Officer and President (Principal Executive Officer)

Date: January 13, 2005	By:	/s/ Darin L. White
Darin L. White
Vice President, Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Articles of Incorporation of Celebrate Express, Inc.

3.2(1)	Bylaws of the Registrant – Celebrate Express, Inc.

4.1(1)	Specimen Common Stock Certificate

4.2(1)	Amended and Restated Investor’s Rights Agreement dated November 15, 2001, by and among Registrant and the investors named therein

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-117459), as amended, initially filed with the Securities and Exchange Commission on July 16, 2004.