Form 10-Q
period 2005-02-28
CELEBRATE EXPRESS, INC.
filed 2005-04-14
CIK 1100124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to ___

Commission file number 000-50973

CELEBRATE EXPRESS, INC.

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1644428 (I.R.S. Employer Identification No.)

11220 – 120th Avenue NE
Kirkland, Washington (Address of principal executive offices)	98033 (Zip Code)

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

     As of March 31, 2005, there were 7,441,618 shares of the registrant’s common stock outstanding.

CELEBRATE EXPRESS, INC.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance that are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. In some cases, you can identify forward-looking statements by terms such as “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “seek,” or “continue,” the negative of these terms or other variations of such terms. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances, are forward-looking statements. These statements are only predictions based upon assumptions made that are believed to be reasonable at the time and are subject to risk and uncertainties. Therefore, actual events or results may differ materially and adversely from those expressed in any forward-looking statement. In evaluating these statements, you should specifically consider the risks described under the caption “Factors that May Affect Future Operating Results” and elsewhere in this Form 10-Q. These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CELEBRATE EXPRESS, INC.

CONDENSED BALANCE SHEETS
(Unaudited)

	February 28, 2005	May 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$3,003,968	$2,243,300
Marketable securities	27,950,056
Accounts receivable	219,616	168,599
Inventories	6,807,992	5,926,287
Prepaid expenses	3,621,221	1,949,644
Deferred income taxes	213,580	265,700

Total current assets	41,816,433	10,553,530

Fixed assets, net	2,067,758	962,406
Deferred income taxes	7,930,564	8,746,962
Other assets, net	178,827	218,632

Total assets	$51,993,582	$20,481,530

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$2,173,197	$3,030,417
Accrued liabilities	3,088,078	1,447,233
Current portion of long-term debt and capital leases	20,397	34,563

Total current liabilities	5,281,672	4,512,213

Long-term debt and capital lease obligations, net of debt discount of $64,020 at May 31, 2004 and $0 at February 28, 2005	1,699	4,953,081

Commitments and contingencies

Mandatorily redeemable convertible preferred stock, $0.001 par value — authorized 5,653,851 shares; 4,738,584 shares issued and outstanding at May 31, 2004, 0 shares at February 28, 2005; aggregate liquidation preference of $28,744,983 at May 31, 2004, $0 at February 28, 2005		28,043,782

Mandatorily redeemable convertible preferred stock warrants		1,056,344

Shareholders’ equity (deficit):
Common stock, $0.001 par value and additional paid-in-capital — authorized 10,000,000 shares; issued and outstanding, 1,635,365 shares at May 31, 2004; 7,429,312 shares at February 28, 2005	64,001,201	878,539
Contributed capital — common stock warrants	199,439	66,803
Unearned compensation	(842,130)	(934,350)
Accumulated deficit	(16,648,299)	(18,094,882)

Total shareholders’ equity (deficit)	46,710,211	(18,083,890)

Total liabilities and shareholders’ equity (deficit)	$51,993,582	$20,481,530

See notes to financial statements

CELEBRATE EXPRESS, INC.

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Net sales	$16,304,364	$12,634,416	$49,597,325	$36,320,018

Cost of sales	7,884,779	6,450,439	24,548,768	18,632,150

Gross margin	8,419,585	6,183,977	25,048,557	17,687,868

Operating expenses:
Fulfillment	1,982,330	1,645,903	5,748,242	4,733,445
Selling and marketing	4,220,272	2,989,344	12,191,634	9,335,144
General and administrative	1,560,409	1,102,975	4,710,375	3,412,781

Total operating expenses	7,763,011	5,738,222	22,650,251	17,481,370

Income from operations	656,574	445,755	2,398,306	206,498

Other income (expense), net:

Interest income (expense), net	171,656	(147,273)	(83,204)	(457,315)

Net income (loss) before income taxes	828,230	298,482	2,315,102	(250,817)

Income tax expense	(307,439)		(868,519)

Net income (loss)	520,791	298,482	1,446,583	(250,817)

Accretion to preferred stock redemption value		(66,476)	(102,271)	(199,428)

Net income (loss) available for common shareholders’	$520,791	$232,006	$1,344,312	$(450,245)

Net income (loss) per share:
Basic	$0.07	$0.16	$0.31	$(0.32)

Diluted	$0.07	$0.06	$0.22	$(0.32)

Weighted average shares outstanding:
Basic	7,415,750	1,420,401	4,368,272	1,411,807
Diluted	7,834,809	5,196,606	6,482,598	1,411,807

CELEBRATE EXPRESS, INC

CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
(unaudited)

	Common stock and additional		Contributed capital-			Total
	paid-in-capital		common stock	Unearned	Accumulated	shareholders’
	Shares	Amount	warrants	compensation	deficit	Equity (Deficit)
BALANCE—June 1, 2004	1,635,365	$878,539	$66,803	$(934,350)	$(18,094,882)	$(18,083,890)

Exercise of common stock options	37,443	9,635				9,635
Accretion of preferred stock discount		(102,271)				(102,271)
Conversion of mandatorily redeemable convertible preferred stock	3,138,175	28,146,053				28,146,053
Conversion of mandatorily redeemable convertible preferred stock warrants			199,439			199,439
Issuance of common stock, net of issuance costs	2,465,651	34,011,674				34,011,674
Exercise of preferred stock warrants	146,766	856,905				856,905
Exercise of common stock warrants	5,912	72,795	(66,803)			5,992
Unearned compensation		191,822		(191,822)		—
Cancellation of stock options		(63,951)		63,951		—
Amortization of unearned compensation				220,091		220,091
Net Income					1,446,583	1,446,583

BALANCE—February 28, 2005	7,429,312	$64,001,201	$199,439	$(842,130)	$(16,648,299)	$46,710,211

CELEBRATE EXPRESS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	February 28, 2005	February 29, 2004
Cash flows from operating activities:
Net income (loss)	$1,446,583	$(250,817)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income taxes	868,518	—
Depreciation and amortization	498,518	634,328
Noncash compensation expense—stock options	220,091	60,354
Amortization of deferred financing costs	23,958	22,942
Accretion of debt discount	70,012	103,404
Changes in operating assets and liabilities:
Accounts receivable	(51,017)	(51,275)
Inventories	(881,705)	(1,342,582)
Prepaid expenses and other assets	(1,668,560)	12,904
Accounts payable	(857,220)	696,986
Accrued liabilities	1,640,845	850,481

Net cash provided by operating activities	1,310,023	736,725

Cash flows from investing activities:
Payments for purchases of fixed assets	(1,591,040)	(423,980)
Purchase of marketable securities	(60,000,056)	—
Maturities of marketable securities	2,000,000	—
Sale of marketable securities	30,050,000	—

Net cash used in investing activities	(29,541,096)	(423,980)

Cash flows from financing activities:
Principal payments on capital lease obligations	(29,568)	(28,928)
Principal payments on notes payable	(5,000,000)	(1,041,667)
Net proceeds from sale of common stock, net of issuance costs	34,011,674	—
Proceeds from exercise of stock options	9,635	7,322
Other	—	721

Net cash provided by (used in) financing activities	28,991,741	(1,062,552)

Net increase (decrease) in cash and cash equivalents	760,668	(749,807)

Cash and cash equivalents:
Beginning of year	2,243,300	1,671,845

End of year	$3,003,968	$922,038

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$213,423	$333,823

Supplemental disclosures of noncash financing activities:
Conversion of mandatorily redeemable convertible preferred stock	$28,146,053
Net exercise of common stock warrants	$72,795
Net exercise of preferred stock warrants	$856,905

See notes to financial statements

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

     Basis of Presentation —Management has prepared the accompanying financial statements in accordance with accounting standards generally accepted in the United States of America. The financial information for the three and nine month periods ended February 29, 2004 and February 28, 2005 are unaudited. In the opinion of management, such information contains all adjustments, consisting of normal, recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for such interim periods are not necessarily indicative of the expected results of operations for the full fiscal year. These financial statements and related notes should be read in connection with the Company’s annual audited financial statements and notes included in the Company’s Registration Statement No. 333-117459 on Form S-1.

     The financial information as of May 31, 2004, is derived from the Company’s audited financial statements and notes thereto for the fiscal year ended May 31, 2004, included in Registration Statement No. 333-117459 on Form S-1.

     New accounting pronouncements – On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standard No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R would require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In addition, the adoption of SFAS No. 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. This statement is effective for the first annual or interim period beginning after June 15, 2005. The Company is currently evaluating the impact of adoption of this statement.

     On November 24, 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”) which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that abnormal items be recognized as current-period charges, as well as unallocated overheads recognized in the period in which they are incurred. The provisions of this statement are effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 151 is not expected to have a significant impact on the Company’s financial position.

     Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates include allowance for sales returns, lower of cost or market adjustments to inventory and deferred income taxes. Actual results could differ from those estimates.

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

     Had compensation cost been determined using Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the impact on the Company’s net income (loss) for each period presented would have been as follows:

	Three months ended		Nine months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Net income (loss) available for common shareholders, as reported	$520,791	$232,006	$1,344,312	$(450,245)

Add: Stock-based employee compensation expense, as reported, net of tax	51,101	30,749	145,260	50,105

Deduct: Stock-based employee compensation expense determined under the fair-value-based method, net of tax	(112,076)	(21,356)	(278,554)	(64,069)

Pro forma net income (loss) available for common shareholders — basic	$459,816	$241,399	$1,211,018	$(464,209)

Add: Accretion to preferrred stock redemption value		66,476	102,271

Pro Forma net income (loss) available for common shareholders — diluted	$459,816	$307,875	$1,313,289

Net income (loss) per share:
Basic — as reported	$0.07	$0.16	$0.31	$(0.32)

Diluted — as reported	$0.07	$0.06	$0.22	$(0.32)

Basic — pro forma	$0.06	$0.17	$0.28	$(0.33)

Diluted — pro forma	$0.06	$0.06	$0.20	$(0.33)

2. Cash and Cash Equivalents

     The Company considers all highly-liquid securities with a maturity of three months or less when purchased to be cash equivalents. The following tables summarize, by major type, the Company’s cash and cash equivalents (in thousands):

	February 28,	May 31,
	2005	2004

Cash	$2,877	$2,199
Money market funds	127	44

Cash and cash equivalents	$3,004	$2,243

3. Marketable Securities

     On February 28, 2005 the Company’s marketable securities consisted of auction rate securities which are carried at fair market value. Auction rate securities are securities earning income at a rate that is frequently reset to reflect current market conditions via an auction. As of February 28, 2005 reset dates ranged from 7 to 35 days. The Company has classified the following investments as available-for-sale securities as defined by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (in thousands):

	February 28,	May 31,
	2005	2004

Seven day auction rate securities	$1,500	—
Twenty-eight day auction rate securities	25,450	—
Thirty-five day auction rate securities	1,000	—

	$27,950	—

4. Inventories

     Inventories are stated at the lower of market or weighted-average cost on a first-in first-out basis. The Company writes down inventory for estimated obsolescence or damage for the excess cost of the inventory over estimated market value based upon assumptions about future demand and market conditions.

     The components were as follows (in thousands):

	February 28,	May 31,
	2005	2004
Finished goods	$6,427	$5,592
Raw materials	381	334

	$6,808	$5,926

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

     The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended		Nine months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Net income (loss) available for common shareholders — basic	$520,791	$232,006	$1,344,312	$(450,245)
Add: Accretion to preferred stock redemption value		66,476	102,271

Net income (loss) available for common shareholders — diluted	$520,791	$298,482	$1,446,583	$(450,245)

Weighted average common shares outstanding	7,415,750	1,420,401	4,368,272	1,411,807

Basic net income (loss) per share	$0.07	$0.16	$0.31	$(0.32)

Common share equivalents:
Dilutive effect of common stock options	408,990	326,876	382,724

Dilutive effect of common and preferred stock warrants	10,069	311,154	87,796

Dilutive effect of mandatorily redemable convertible preferred stock		3,138,175	1,643,806

Weighted average common shares and common share equivalents	7,834,809	5,196,606	6,482,598	1,411,807

Diluted net income (loss) per share	$0.07	$0.06	$0.22	$(0.32)

     The following is a summary of the weighted average securities during the respective periods that have been excluded from the calculation because the effect on net income (loss) would be antidilutive:

	Three months ended		Nine months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Mandatorily redeemable convertible preferred Stock				3,121,302
Preferred stock warrants		27,176		99,451
Common stock warrants				198,308
Common stock options		26,239	8,033	275,360

	—	53,415	8,033	3,694,421

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

6. Borrowing Arrangements

     On October 27, 2004, the Company paid in full a note payable in the amount of $5.0 million using the net proceeds of the Company’s initial public offering. The Company currently has no long-term debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our Financial Statements and the related notes contained elsewhere in this quarterly report on Form 10-Q. All statements in the following discussion that are not reports of historical information or descriptions of current accounting policy are forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation “Factors That May Affect Future Operating Results” set forth in this Form 10-Q, and the audited financial statements and the notes thereto and disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “Financial Statements” and “Notes to Financial Statements”, included in our Registration Statement on Form S-1, as amended, filed with the Securities Exchange Commission, SEC File No. 333-117459.

Overview

Celebrate Express is a leading provider of celebration products serving families with young children via the Internet and catalogs. We offer a broad assortment of proprietary and third party children’s party products, girls’ special occasion and specialty apparel and children’s costumes complemented by a wide variety of accessories. Our centralized inventory management maximizes product availability and allows us to customize our product assortment to meet specific customer needs. We have designed our business infrastructure to share distribution, customer support, marketing and technology resources across all of our brands. Our goal is to help busy parents celebrate the special moments in their children’s lives.

In October 2004 we completed an initial public offering whereby 3,200,000 shares of the Company’s common stock were sold at $15.50 per share. Of the 3,200,000 shares sold, 2,057,081 were sold by the Company and an aggregate of 1,142,919 shares were sold by selling shareholders. The offering closed on October 26, 2004, and, as a result, the Company received net proceeds of approximately $29.7 million (after underwriters’ discounts of $2.2 million). In November 2004 the underwriter’s over-allotment option was exercised whereby 480,000 shares of the Company’s common stock were sold at an offering price of $15.50 per share. Of the 480,000 shares sold, 408,570 were sold by the Company and an aggregate of 71,430 shares were sold by selling shareholders. The transaction closed on November 2, 2004, and, as a result, the Company received net proceeds of approximately $5.9 million (after underwriters’ discounts of $443,000) for a total proceeds from the offering of $35.5 million after underwriter’s discounts of $2.6 million. The Company used a portion of the proceeds from the offering for repayment of a $5.0 million term loan.

To date, we have derived our revenue primarily from the sale of party related products from our Birthday Express website and catalog. For the three months ended February 28, 2005, we generated $16.3 million in net sales, an increase of 29.0% from $12.6 million in the three months ended February 29, 2004. Our gross margin as a percentage of sales improved from 48.9% in the three months ended February 29, 2004 to 51.6% in the three months ended February 28, 2005. For the three months ended February 28, 2005, our net income before income taxes increased to $828,000 from $298,000 in the three months ended February 29, 2004.

For the nine months ended February 28, 2005, we generated $49.6 million in net sales, an increase of 36.6% from $36.3 million in the nine months ended February 29, 2004. Our gross margin as a percentage of sales improved from 48.7% in the nine months ended February 29, 2004 to 50.5% in the nine months ended February 28, 2005. For the nine months ended February 28, 2005, our net income before income taxes increased to $2.3 million from a net loss before income taxes of ($251,000) in the nine months ended February 29, 2004.

Comparison of Three Months Ended February 28, 2005 and February 29, 2004

Net Sales

Our net sales are comprised of product sales and shipping revenue. Net sales increased 29.0% to $16.3 million in the three months ended February 28, 2005 from $12.6 million in the three months ended February 29, 2004. The increase in net sales is due primarily to expanded direct marketing efforts. The increase in net sales in the three months ended February 28, 2005 over the same period in 2004 reflects an increase of approximately 22% in the number of orders shipped, which grew to 194,000 orders in the three months ended February 28, 2005 from 159,000 orders in the three months ended February 29, 2004. Net sales per order for the three months ended February 28, 2005 was $84.26, compared with net sales per order of $79.22 for the three months ending February 29, 2004, an increase of 6.4%. We saw increases in net sales per order in each of our brands. We added 110,000 new customers to our database during the third quarter, compared with 89,000 new customers added in the same quarter last year, an increase of approximately

23%. Revenue from our repeat customers represented approximately 49% of revenue during three months ended February 28, 2005 compared with the same percentage during the three months ended February 29, 2004.

Gross Margin

Our gross margin consists of net sales less cost of sales. Our cost of sales consists primarily of product costs, costs associated with our in-house production facility, including wages and depreciation, design and production costs for our apparel and costume brands, inbound and outbound shipping costs, and packaging materials for outbound shipments. Gross margin increased 36.2% to $8.4 million in the three months ended February 28, 2005 from $6.2 million in the three months ended February 29, 2004. Our gross margin percentage improved to 51.6% of net sales in the three months ended February 28, 2005 from 48.9% in the three months ended February 29, 2004. The increase in gross margin as a percent of revenue is primarily due to an increase in the percentage of our revenue derived from the sale of higher margin proprietary products.

Fulfillment

Our fulfillment expenses consist primarily of labor and other operating costs associated with our customer support center in Kirkland, Washington and our distribution center in Greensboro, North Carolina. Our fulfillment expenses increased 20.4% to $2.0 million in the three months ended February 28, 2005 from $1.6 million in the three months ended February 29, 2004. As a percentage of net sales, these expenses decreased to 12.2% in the three months ended February 28, 2005 from 13.0% in the three months ended February 29, 2004. This decrease is due primarily to a reduction in labor related costs as a percentage of net sales. Approximately 63% of our revenue for the quarter came from our websites compared with roughly 57% during the third quarter last year. As the percentage of revenue from our websites continues to increase, we have seen efficiencies in our customer service labor due to the fact that, on average, fewer customer contacts are required for internet orders when compared with orders taken over the phone. We have also benefited from an increase in our net sales per order. Our fulfillment costs will fluctuate from quarter to quarter based upon the revenue mix among our three brands. For example, our Costume Express and Storybook Heirlooms brands have on average fewer items per order and require less labor in the distribution center. However, we have seen continued year-over-year reductions in our fulfillment expenses as a percentage of net sales.

Selling and Marketing

Our selling and marketing expenses consist primarily of advertising costs, wages and related payroll benefits for our internal marketing and merchandising staff. Advertising costs include online marketing efforts, print advertising and other direct marketing strategies. Online advertising costs are generally expensed as incurred. Prepaid direct marketing expenses consist of third-party costs including paper, printing and mailing costs and are capitalized and amortized over their expected period of future benefit, which is generally from 90 to 120 days. Selling and marketing costs increased 41.2% to $4.2 million in the three months ended February 28, 2005 from $3.0 million in the three months ended February 29, 2004 due primarily to increases in online advertising and direct marketing circulation costs of $1.1 million. As a percentage of net sales selling and marketing expenses increased to 25.9% in the three months ended February 28, 2005 from 23.7% in the three months ended February 29, 2004. The increase as a percentage of net sales is due to more aggressive customer acquisition and customer reactivation efforts during the third quarter of fiscal 2005, compared with the third quarter of fiscal 2004. We also experienced an increase in paper prices, which increased the cost of print advertising. We are subject to potential increases in our online paid search costs, further increases in paper prices and postage rates related to our direct marketing campaigns. We expect that marketing will continue to be our largest operating expense line item and will increase in absolute dollars as we continue to expand sales and prospecting to new customers.

General and Administrative

Our general and administrative expenses consist primarily of wages and related payroll benefits for our administrative and technology employees. These expenses also include credit card fees, legal and accounting professional fees, insurance, network fees, systems depreciation, bad debt expense, and other general corporate expenses. General and administrative expenses increased 41.5% to $1.6 million in the three months ended February 28, 2005 from $1.1 million in the three months ended February 29, 2004. Salaries and related employee costs increased by $239,000 in the three months ended February 28, 2005 over the three months ended February 29, 2004 due to increases in employee headcount, particularly in our technology and administrative areas. Professional fees, insurance premiums and other related costs increased $122,000 in the three months ended February 28, 2005 over the three months ended February 29, 2004 primarily as a result of operating as a public company. Credit card fees increased by $96,000 in the three months ended February 28, 2005 over the three months ended February 29, 2004 due to the increase in net sales. As a percentage of net sales, our general and administrative expenses increased to 9.6% in the three months ended February 28, 2005 from 8.7% in the three months ended February 29, 2004.

Other Income (Expense), Net

The improvement in other income to $172,000 in the three months ended February 28, 2005, compared with other expense of ($147,000) in the three months ended February 29, 2004, is due primarily to interest earned from the proceeds from our initial public offering and the repayment of our $5.0 million term loan.

Income Taxes

In the three months ended February 28, 2005, we recognized income tax expense of $307,000 on income before taxes of $828,000. In the three months ended February 29, 2004, we did not recognize income tax expense as a result of a full valuation allowance against our deferred tax assets.

Comparison of Nine Months Ended February 28, 2005 and February 29, 2004

Net Sales

Net sales increased 36.6% to $49.6 million in the nine months ended February 28, 2005 from $36.3 million in the nine months ended February 29, 2004, due primarily to increased direct marketing efforts. The increase in net sales in the nine months ended February 28, 2005 over the same period in 2004 reflects a 31.9% increase in the number of orders shipped, which grew to 613,000 orders in the nine months ended February 28, 2005 from 465,000 orders in the nine months ended February 29, 2004. Our increase in net sales in the nine months ended February 28, 2005 over the comparable period in 2004 also reflects a 3.6% increase in net sales per order to $80.96 from $78.18. Net sales from our core brands, Birthday Express and Storybook Heirlooms, grew 32.5% in the nine months ended February 28, 2005 from the same period in the previous year.

Gross Margin

Gross margin increased 41.6% to $25.0 million in the nine months ended February 28, 2005 from $17.7 million in the nine months ended February 29, 2004. Our gross margin percentage improved to 50.5% of net sales in the nine months ended February 28, 2005 from 48.7% in the nine months ended February 29, 2004. The increase in gross margin percentage for the nine months ended February 29, 2005 is due primarily to the reduction of certain fixed production and design costs as a percentage of net revenue, as well as an increase in the percentage of our sales from higher margin proprietary products.

Fulfillment

Our fulfillment expenses increased 21.4% to $5.7 million in the nine months ended February 28, 2005 from $4.7 million in the nine months ended February 29, 2004. As a percentage of net sales, these expenses decreased to 11.6% in the nine months ended February 28, 2005 from 13.0% in the nine months ended February 29, 2004. The decrease as a percentage of sales is due primarily to labor efficiencies in our customer service and distribution centers, as well as continued leverage of our fixed costs in these areas.

Selling and Marketing

Selling and marketing costs increased 30.6% to $12.2 million in the nine months ended February 28, 2005 from $9.3 million in the nine months ended February 29, 2004, primarily due to increases in online advertising and direct marketing circulation costs of $2.6 million. As a percentage of net sales, selling and marketing expenses decreased to 24.6% in the nine months ended February 28, 2005 from 25.7% in the nine months ended February 29, 2004. The decline as a percentage of net sales is due primarily to leverage of fixed costs included in selling and marketing expenses, such as personnel and related costs.

General and Administrative

General and administrative expenses increased 38.0% to $4.7 million in the nine months ended February 28, 2005 from $3.4 million in the nine months ended February 29, 2004. Salaries and related employee costs increased by $596,000 in the nine months ended February 28, 2005 over the nine months ended February 29, 2004 due to increases in employee headcount, particularly in our technology and administrative areas. Credit card fees increased by $380,000 in the nine months ended February 28, 2005 over the nine months ended February 29, 2004 due to the increase in net sales. Professional fees, insurance premiums and other related costs increased $281,000 in the nine months ended February 28, 2005 over the nine months ended February 29, 2004, primarily due to the increased costs of operating as a public company. As a percentage of net sales, our general and administrative expenses increased to 9.5% in the nine months ended February 28, 2005 from 9.4% in the nine months ended February 29, 2004.

Other Income (Expense), Net

Other expense, net decreased to ($83,000) in the nine months ended February 28, 2005 from ($457,000) in the nine months ended February 29, 2004. The decrease is due to interest income earned on the proceeds from our initial public offering, as well as a reduction in interest expense due to the repayment of our $5.0 million term loan.

Income Taxes

In the nine months ended February 28, 2005, we recognized income tax expense of $869,000 on income before taxes of $2.3 million. In the nine months ended February 29, 2004, we did not recognize income tax expense as a result of a full valuation allowance against our deferred tax assets.

Liquidity and Capital Resources

As of February 28, 2005 we had working capital of $36.5 million, including cash and cash equivalents of $3.0 million and marketable securities of $28.0 million. We believe that our current cash and cash equivalents, as well as cash flows from operations, will be sufficient to continue our operations and meet our capital needs for the foreseeable future.

We have financed our operations primarily through the sale of stock, capital lease obligations, short-term notes, credit facilities and term loans. On October 25, 2004, we closed an initial public offering of 3,200,000 shares of common stock at $15.50 per share. On November 2, 2004, the underwriters purchased 480,000 at $15.50 per share to cover over-allotments. Of the shares offered, 2,465,651 shares were offered by us, and 1,214,349 were offered by selling shareholders. We raised net proceeds of approximately $34.0 million in our initial public offering, net of underwriting discounts and estimated offering expenses.

Net cash provided by operating activities was $1.3 million and $737,000 for the nine months ended February 28, 2005 and February 29, 2004, respectively. The net cash provided in the nine months ended February 28, 2005 can be attributed primarily to net income. Prepaid expenses increased $1.7 million during the nine months ended February 28, 2005, which was due primarily to an increase of $1.4 million in prepaid catalog costs and an increase of $191,000 in prepaid insurance costs. The increase in prepaid expenses was partially offset by an increase in accrued liabilities of $1.6 million during the nine months ending February 28, 2005. The increase in accrued liabilities was due primarily to a $707,000 increase in deferred revenue, as well as an increase of $505,000 in accrued payroll and related employee costs due to timing. Net cash provided by operating activities in the nine months ended February 29, 2004 was used for principal payments on our notes payable, as well as purchases of fixed assets.

Net cash used in investing activities was $29.5 million and $424,000 for the nine months ended February 28, 2005 and February 29, 2004, respectively. Cash used in investing activities in the nine months ended February 28, 2005 related primarily to the net of purchases, sales and maturities of marketable securities of $28.0 million. Cash used in investing activities the nine months ended February 29, 2004 was used for capital expenditures.

Net cash provided by (used in) financing activities was $29.0 million and ($1.1 million) for the nine months ended February 28, 2005 and February 29, 2003, respectively. Cash provided by financing activities in the nine months ended February 28, 2005 was due to the net proceeds from our initial public offering, offset by the repayment of our term loan. Cash used in financing activities in the nine months ended February 29, 2004 was due primarily to principal payments on outstanding debt.

The following table summarizes our contractual obligations as of February 28, 2005 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years
	(in thousands)
Description of Contractual Obligations:
Capital lease obligations	$22	$20	$2	—
Operating lease obligations	2,337	737	1,281	$319

Total	$2,359	$757	$1,283	$319

Critical Accounting Policies

Certain of our accounting policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is, by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. Management believes there have been no material changes during the nine months ended February 28, 2005 to the critical accounting policies reported in the Management’s Discussion and Analysis section of our prospectus dated October 19, 2004, as filed with the Securities and Exchange Commission.

New accounting pronouncements - On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R would require us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In addition, the adoption of SFAS No. 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. This statement is effective for the first annual or interim period beginning after June 15, 2005. The Company is currently evaluating the impact of adoption of this statement.

On November 24, 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”) which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that abnormal items be recognized as current-period charges as well as unallocated overheads recognized in the period in which they are incurred. The provisions of this statement are effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 151 is not expected to have a significant impact on the Company’s financial position.

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

In order to maintain profitability as we expand into new product categories, we will need to generate sales exceeding historical levels and/or reduce relative operating expenditures. We may not be able to generate the required sales from our current or new product categories or reduce operating expenses sufficiently to sustain or increase operating profitability. If we have a shortfall in sales without a corresponding reduction to our expenses, our operating results will suffer. It is possible that results of operations may be below the expectations of public market analysts and investors, which could cause the trading price of our common stock to fall.

The favorable impact of the income tax benefit in 2004 affects the comparability of our results, and utilization of our deferred tax assets is dependent on future taxable income.

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

We must also anticipate changes in the tastes and preferences of consumers in order to compete for their business successfully. In particular, our ability to anticipate changes in the tastes and preferences of children, which change often and quickly, is crucial to our success, and we could misinterpret or fail to identify trends on a timely basis. Further, product orders must be placed with suppliers before we receive orders from our customers, and the demand for specific products can change between the time the products are ordered by us and the date we receive them. If we underestimate consumer demand, we may disappoint customers and lose potential sales to our competitors. If we overestimate consumer acceptance of our products, we may be required to take significant inventory markdowns or sell our products at discounted prices, which could reduce our sales and gross margins.

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

The steps we take to protect our proprietary rights may be inadequate. We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. Birthday Express, BirthdayExpress.com and Storybook Heirlooms are registered with the United States Patent and Trademark office, and we have filed federal trademark applications for Costume Express and Celebrate Express. We cannot be certain we will be able to obtain registration for our filed trademarks or for trademarks we submit applications for in the future. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which we will sell our products and services. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights and our brands and reputation could be impaired and we could lose customers.

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

For the three months ending February 28, 2005, our online sales represented approximately 63% of our total sales. Our future sales and profits are substantially dependent upon the continued use of the Internet as an effective medium of business and communication by our customers. Internet use may not continue to develop at historical rates and consumers may not continue to use the Internet and other online services as a medium for commerce. Highly-publicized failures of some online retailers in meeting consumer demands could result in consumer reluctance to adopt the Internet as a means for commerce, and thereby damage our reputation and brands and reduce our revenues and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly rated securities. As of February 28, 2005 we held marketable securities consisting primarily of auction rate notes, which are subject to interest rate risk. On February 28, 2005, we had no long-term or short-term bank debt outstanding.

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

We believe that a system of internal controls, no matter how well designed and operated, is based in part upon certain assumptions about the likelihood of future events, and therefore can only provide reasonable, not absolute, assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

We have reviewed our internal controls over financial reporting and have made no changes during the quarter ended February 28, 2005 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(b) On October 19, 2004, the Company’s registration statement on Form S-1 (Registration Nos. 333-117459) was declared effective for the Company’s initial public offering, pursuant to which the Company registered 3,200,000 shares of common stock to be sold by us (2,057,081 shares) and certain of the Company’s shareholders (1,142,919 shares). The stock was offered at $15.50 per share or an aggregate of $31.9 million for the Company and $17.7 million for the selling shareholders. The Company’s common stock commenced trading on October 20, 2004. The offering closed on October 25, 2004, and, as a result, the Company received net proceeds of approximately $29.7 million (after underwriters’ discounts of $2.2 million). In November 2004, the underwriter’s over-allotment option was exercised whereby 480,000 shares of the Company’s common stock were sold at an offering price of $15.50 per share. Of the 480,000 shares sold, 408,570 were sold by the Company and an aggregate of 71,430 shares were sold by selling shareholders. The over-allotment closed on November 2, 2004, and, as a result, the Company received net proceeds of approximately $5.9 million (after underwriters’ discounts of $443,000). The underwriters of the offering were SG Cowen & Co., LLC, CIBC World Markets Corp. and Pacific Crest Securities, Inc. The Company incurred additional, estimated related expenses of approximately $1.5 million, which together with the underwriters’ discount, totaled $4.2 million in estimated expenses related to the offering. Net proceeds after all estimated expenses approximated $34 million. None of the Company’s net offering proceeds were paid, directly or indirectly, to: (i) directors or officers of the Company, or their associates; (ii) persons owning ten percent or more of any class of equity securities of the Company; or (iii) affiliates of the Company.

From the effective date of the registration statement through February 28, 2005, the Company has used the net proceeds from the offering for repayment of the Company’s $5.0 million term loan. The remaining proceeds from the offering are invested in commercial paper, auction rate securities and money market securities.

Item 5. Other Information

Our Current Report on Form 8-K filed on March 31, 2005, reporting our financial results for the three and nine months ended February 28, 2005, incorrectly stated the year-to-date net income per diluted share and weighted average diluted shares outstanding for the nine months ended February 28, 2005. As disclosed in Item 1 of this Form 10-Q, the correct net income per diluted share is $0.22 for the nine months ended February 28, 2005 and the correct weighted average diluted shares outstanding are 6.5 million for the same nine-month period. In the Current Report on Form 8-K filed on March 31, 2005, we had reported net income per diluted share of $0.23 for the nine months ended February 28, 2005 and weighted average diluted shares outstanding of 6.4 million for the same nine-month period.

Item 6. Exhibits.

Exhibit No.	Description
3.1(1)	Amended and Restated Articles of Incorporation of Celebrate Express, Inc.

3.2(1)	Bylaws of the Registrant — Celebrate Express, Inc.

4.1(1)	Specimen Common Stock Certificate.

4.2(1)	Amended and Restated Investor’s Rights Agreement dated November 15, 2001, by and among the Company and the investors named therein.

10.1	Second Amendment to Lease Agreement between the Company and Highwoods Realty Limited Partnership, dated as of December 15, 2004

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-117459), as amended, initially filed with the Securities and Exchange Commission on July 16, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELEBRATE EXPRESS, INC.

Date: April 14, 2005	By:	/s/ Michael K. Jewell

Michael K. Jewell
Chief Executive Officer and President
(Principal Executive Officer)

Date: April 14, 2005	By:	/s/ Darin L. White

Darin L. White
Vice President, Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Articles of Incorporation of Celebrate Express, Inc.

3.2(1)	Bylaws of the Registrant — Celebrate Express, Inc.

4.1(1)	Specimen Common Stock Certificate.

4.2(1)	Amended and Restated Investor’s Rights Agreement dated November 15, 2001, by and among Registrant and the investors named therein.

10.1	Second Amendment to Lease Agreement between the Company and Highwoods Realty Limited Partnership, dated as of December 15, 2004.

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1) Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-117459), as amended, initially filed with the Securities and Exchange Commission on July 16, 2004.