Form 10-K
period 2005-05-31
CELEBRATE EXPRESS, INC.
filed 2005-08-22
CIK 1100124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 000-50973
CELEBRATE EXPRESS, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1644428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11220 - 120th Avenue NE, Kirkland, Washington 98033
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(425) 250-1061
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $76,443,948 as of November 30, 2004, based upon the closing sale price of $18.00 on the Nasdaq National Market reported for such date. 3,156,709 shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      There were 7,525,435 shares of the registrant’s common stock issued and outstanding as of August 1, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
      Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held on October 20, 2005.

CELEBRATE EXPRESS, INC.
ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business.
      This report contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance that are based on current expectations, estimates, forecasts and projections about the industry in which we operate and the beliefs and assumptions of our management. In some cases, you can identify forward-looking statements by terms such as “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “targets,” “seek,” or “continue,” the negative of these terms or other variations of such terms. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances, are forward-looking statements. These statements are only predictions based upon assumptions made that are believed to be reasonable at the time, and are subject to risk and uncertainties. Therefore, actual events or results may differ materially and adversely from those expressed in any forward-looking statement. In evaluating these statements, you should specifically consider the risks described under the caption “Factors That May Affect Future Operating Results” and elsewhere in this report. These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
      Celebrate Express is a leading provider of celebration products serving families with young children, via the Internet and catalogs. We currently operate three brands, Birthday Express, Storybook Heirlooms and Costume Express, which respectively offer high-quality children’s party products, girls’ special occasion and specialty apparel and children’s costumes and accessories. Our marketing strategy utilizes our branded websites, complemented by our branded catalogs, to offer products as completely coordinated assortments. We support our customer’s purchasing experience with detailed product information, knowledgeable event planning advice and responsive customer service. Our goal is to help busy parents celebrate the special moments in their children’s lives.
      Each of our brands was built around the concept of offering a complete accessorized product assortment for the celebration needs of families with young children. We began with our Birthday Express brand, which offers customers over 125 children’s party themes. Each party theme encompasses the products and information necessary to help busy parents create a memorable birthday celebration. We introduced our Storybook Heirlooms and Costume Express brands to increase frequency of purchase from our young family database. Our Storybook Heirlooms brand provides high-quality specialty apparel for young girls with a particular focus on age-appropriate special occasion dresses. Our Costume Express brand offers an assortment of high-quality children’s costumes for Halloween and a variety of dress-up occasions. These additional brands have allowed us to leverage our product development expertise, sourcing capabilities, inventory management skills and customer database to increase our revenue.
      Our business model offers proprietary products, which serve to differentiate us from competitors and provide a margin advantage relative to our other products, as well as third-party products, which allow us to capitalize on market trends. We offer a broad assortment of products in one convenient location, eliminating time-consuming steps required to purchase products at multiple store locations. Our centralized inventory management maximizes product availability and allows us to customize product packages. Additionally, our ability to design, manufacture or directly source many of our products allows us to develop creative proprietary products and quickly react to consumer trends. We believe that the combination of these factors creates a more appealing shopping experience than traditional retail stores.
      In fiscal 2005, we generated $69.1 million in net sales, an increase of 33.1% from $51.9 million in fiscal 2004. Gross margin as a percentage of net sales improved from 48.8% in fiscal 2004 to 50.8% in fiscal 2005. Operating income increased from $1.3 million to $3.8 million year over year. In fiscal 2005, our Birthday

Express brand accounted for approximately 79% of our total sales. Our websites, www.BirthdayExpress.com, www.Storybook.com and www.CostumeExpress.com, represent our fastest growing sales channel and comprised over 60% of our sales. In the same period, our net sales per order was $81.27 and more than 50% of our sales came from repeat customers.
Our Approach
      We believe our direct-to-consumer model, utilizing the Internet and catalogs, offers a more compelling shopping experience by providing a comprehensive assortment of products and accessories, supported by helpful information and advice. We also believe our model allows us to offer a more efficient and complete experience, leading to increased customer loyalty and repeat purchases.
      In recent years, we have added brands and product categories to augment our business where we feel we can improve a customer’s overall experience and capture an increasing share of their discretionary spending. Key attributes of our approach include:

Broad Merchandising Assortment
      We offer a broad mix of proprietary and third-party products. Our proprietary products are internally designed and are either manufactured by us, or manufactured exclusively for us. These proprietary products serve to differentiate us from competitors, create product continuity from year to year and provide an opportunity for increased margins relative to our other products. In addition, we purchase products from third-party suppliers in order to add popular products and styles to our offerings. For example, we believe that our Birthday Express party assortment is larger and more diverse than those typically found in a traditional retail store. We offer more than 125 themes, over 40 of which are exclusive or proprietary designs. Each of our proprietary and third-party themes has an extensive selection of as many as 40 coordinated party products. We have implemented a similar merchandising strategy in our Storybook Heirlooms and Costume Express brands by offering customers complete proprietary and third-party ensembles. In our Storybook Heirlooms brand, a customer can shop for a special communion dress and complement it with a veil, tights, gloves, shoes, rosary and a matching jacket. Our Costume Express brand offers a broad assortment of more than 130 quality costumes, most of which are available with coordinated accessories. For example, customers shopping for a pirate costume can also purchase an earring, eye patch, three-corner hat, hook, sword, stuffed parrot and telescope. Our Storybook Heirlooms and Costume Express brands also have matching mother-daughter and family outfits.

Comprehensive Product Information
      We offer extensive product information and support to provide a more personalized and informed purchasing experience.
      Detailed Online Information. Each of our branded websites offers extensive product information and advice. For example, at Birthday Express, each themed product web page presents a variety of products and suggestions for additional theme-related items such as personalized banners, party activities and favors. Each web page also includes a custom party-planning guide offering theme-specific tips, such as games, recipes, themed cake suggestions, as well as product reviews from customers.
      Knowledgeable Online and Phone Sales Staff. We conduct extensive training, monitoring and evaluation to ensure that our customer support team exhibits a consistently high level of product knowledge and professionalism across all our brands. Our customer support team for Birthday Express consists of trained party planners who are available to process orders, help with age-appropriate theme and activity selection and offer party planning ideas and advice. We offer an online chat feature on every product web page that allows customers to access real-time answers from trained planners. Our Storybook Heirlooms and Costume Express brands are supported by the same customer support representatives who are able to offer customers detailed accessory, sizing, fabric content and care information.

      We believe that the information and advice provided by our websites and customer support team not only saves our customers time, but also gives them confidence in their purchases and in the planning of their celebration.

Convenient Shopping Environment
      By offering a broad selection of products, advice and information in one convenient location, we seek to reduce our customers’ shopping time and stress. We believe consumers cannot find as extensive a selection of coordinating products at traditional retailers. We believe that in order to create a celebration with the same level of accessorization, the customer would have to travel to multiple locations and spend a considerable amount of time shopping for items, as well as researching the celebratory event details. In addition to one-stop-shopping, our websites and catalogs provide an opportunity for children to browse our products and participate in the selection process, saving parents the inconvenience of taking their children to multiple stores. Our online stores are open 24 hours a day, seven days a week.

Product Availability and Customization
      We are not limited by the same shelf space and store layout constraints as a traditional retailer, and as a result, we are able to offer a greater variety of products. We manage our inventory from a single centralized location. We believe our centralized inventory enables us to provide a large number of products and related accessories while maintaining higher product in-stock rates, thereby improving a customer’s shopping experience.
      For example, in our Birthday Express brand we currently offer over 125 themes, with as many as 40 accessories per theme, while maintaining an average in stock rate of 98%. We offer our products individually and in themed party packages from “Basic” to “Ultimate,” and we customize each package. We believe that giving customers the freedom to customize orders saves the customer money, reduces waste and contributes to a more satisfying shopping experience.
      Our centralized distribution facility also houses our Storybook Heirlooms and Costume Express inventories, affording these brands many of the same advantages.

Rapid Time to Market
      We believe our ability to quickly respond to changing consumer demand with new products allows us to improve our customers’ overall shopping experience. We carefully analyze our customers’ buying patterns and we use these results to guide our merchandising strategy. Our online sales channel allows us the flexibility to bring products to market rapidly and to continually refine our merchandising assortment based on demand.
      For example, in our Birthday Express brand, we can go from concept to launch of a new theme in less than eight weeks or replenish existing paper goods in as little as 48 hours. Our internal design, product development, manufacturing and sourcing capabilities allow us to produce small quantities of new products, test them and, if appropriate, quickly expand the product assortment to better meet the needs of our customers.
Our Growth Strategy
      Our goal is to become the leading multi-brand destination for celebration products, merchandised as complete solutions, serving families with young children. Key elements of our strategy include:

Build Brand Awareness and Expand Our Customer Base
      We plan to continue to use a variety of online and print marketing strategies to target families with young children. We drive traffic to our websites and customer support center primarily through the use of catalogs, outbound email, search marketing and web-based affiliate programs. By increasing consumer awareness, we are making our branded websites a popular destination on the Internet. We also believe that word of mouth advertising is an important source of new customer acquisition and that many of our customers were introduced to our brands while attending celebrations featuring our products. Our direct marketing model utilizing branded websites and catalogs allows us to cost-effectively build our brand awareness and expand our customer database. In our fiscal year ended May 31, 2005, we added approximately 415,000 new customers to our database, an increase of 20% over the 347,000 new customers added during our fiscal year ended May 31, 2004. As of May 31, 2005, our customer database totaled over 2.2 million customers, with over 1.4 million customer email addresses.

Continue to Add New Brands
      We have designed our business infrastructure, including marketing, technology, manufacturing and sourcing, customer support and distribution, to allow us to introduce new brands with minimal cost and integration issues. During the past four years, we have added Storybook Heirlooms via acquisition and Costume Express via internal development. The addition of these brands has allowed us to use our customer database to generate sales and increase order frequency. For our fiscal year ended May 31, 2005, our new brands accounted for approximately 21% of our net sales. We continuously evaluate the potential to develop or acquire new brands in attractive product categories in an effort to better serve our customers.

Increase Sales Per Customer
      We plan to increase our sales per customer by increasing both the frequency of purchase and net sales per order. We believe establishing a long-term relationship with our customer is key to driving frequent purchases. By offering new brands, such as Storybook Heirlooms and Costume Express, we have increased the number of occasions for which our customers can purchase our products. We also employ a number of strategies to increase net sales per order, including offering an expanded assortment of products and accessories.

Expand Our Product Offerings
      We plan to continue to expand our proprietary and third-party offerings within each of our brands. Our product design team is continually creating and sourcing new themes and products to respond to changes in customer tastes. The online nature of our business allows us to cost-efficiently add new products to our overall assortment.
Our Brands and Product Offerings
      We offer our celebration products through the following brands:

Birthday Express
      We launched our Birthday Express brand to provide children’s party solutions utilizing a catalog in June 1994 and a website in April 1996. We currently offer over 125 birthday party themes that include a mix of third-party and proprietary products. Our third-party properties include popular themes such as Disney Princesses, Batman and Thomas the Tank Engine. Our proprietary themes are based on either licenses, such as The DOG, Tony Hawk and LEGO, or internally developed children’s themes such as fire trucks, construction equipment, and horses.
      Within each theme we offer as many as 40 high-quality, theme-coordinated party products. In addition to the usual paper products for parties, such as plates, cups, napkins, tablecloths and invitations, we provide a broad assortment of proprietary accessories such as piñatas, party hats, activity kits and crafts, costumes, banners and distinctive favor-filled boxes. Our products can be bought individually or in cost-saving “Basic,” “Deluxe” and “Ultimate” packages ranging in price from approximately $21 to $200.

Storybook Heirlooms
      We acquired the Storybook Heirlooms brand in April 2001 and re-launched it utilizing a branded website and catalog in February 2002. Storybook Heirlooms is a provider of high-quality girls’ special occasion and specialty apparel. Our products include a mix of our proprietary designs, as well as an offering of third-party boutique brands. Our special occasion apparel is focused on classically styled dresses for holidays and celebration events such as Christmas, Easter, Mother’s Day, weddings and first communion. In addition, we offer coordinated accessories for our dresses such as shoes, gloves, purses, hats and headbands.

Costume Express
      We tested Costume Express as a separate brand through a website and catalog in Fall 2003 and based on its performance, we rolled out this brand in Fall 2004. Costume Express grew organically out of our costume offerings in our Birthday Express and Storybook Heirlooms brands and now includes over 130 children’s costumes for Halloween and other year-round dress-up occasions. We also offer a variety of add-on accessories that enhance the total costume and allow the customer to choose the completeness of the look. While we carry some third-party costumes such as Kim Possible, Batman and Elmo to capture current trends, the majority of our revenues in Costume Express are derived from our own proprietary designs. Costumes with timeless, broad appeal such as princesses, divas, astronauts, hippies, witches and mermaids, provide us with a stable product assortment that we can market year after year. Our proprietary costumes use high-quality fabric, design and construction, which distinguishes us from mass merchandisers. Our costumes range in price from approximately $24 for a basic costume to as much as $150 for a completely accessorized costume.
Product Development and Sourcing
      Proprietary products are the focus of our merchandising assortment for each of our brands, producing a majority of our corporate revenue. These products allow us to differentiate our offerings from those of our competition and respond quickly to market trends. They also have typically provided us with better margins and often have more longevity than third-party products and themes.
      Proprietary products are designed and developed by our in-house staff, including individuals who specialize in graphic art, sculpture, pattern-making, production and sourcing. Additionally, we utilize freelance design resources as needed. Our proprietary products are either manufactured by us or manufactured exclusively for us. We obtain our clothing, costumes and non-paper products directly from a diverse network of over 200 manufacturers and distributors throughout North America, Europe and Asia. We believe sourcing our products directly from manufacturers allows us to eliminate traditional supply chain intermediaries and thus more effectively reduce costs, monitor product quality and coordinate selections to match our themed packages. Third-party products are also key to each of our brands because they allow customers to purchase products based on current trends. Our merchandisers gain insight into market trends through their relationships with key suppliers and by traveling to tradeshows to find new products. We are often able to purchase popular products from third-party suppliers at discounts based on our volumes and reorder, as needed, to meet our customers’ demand. In our Birthday Express and Costume Express brands, this strategy allows us to offer current products such as Darth Vader and Dora the Explorer, without incurring the significant financial investment and risk that comes from pursuing such large and visible licenses. By including boutique brands in Storybook Heirlooms, we are able to expand our overall assortment to include seasonal products without investing our resources in design and meeting manufacturing minimums. In our fiscal year ended May 31, 2005, products supplied by our ten largest suppliers represented 34.5% of our inventory purchases.
Marketing and Customer Acquisition
      Our marketing strategy utilizes both online and print marketing programs to acquire and retain customers. Our integrated in-house team of web developers, graphic artists and copywriters make use of our digital studio to design and create our websites and catalogs. By designing and creating our marketing materials in-house, we are able to maintain quality control and shorten production lead-times. Our websites and catalogs use photographic themes and detailed product descriptions, and prominently feature our most popular products. Our marketing and merchandising departments work together to determine the placement and presentation of merchandise on our websites and in our catalogs.

      We intend to continue growing our customer base through targeted marketing programs. We continually evaluate our marketing strategies to maximize their effectiveness and return on investment.
      Online Marketing and Promotion. We utilize numerous online marketing methods to reach our current and potential customers and generate traffic on our websites. The most significant programs include:

•	Email Marketing

•	Search Marketing

•	Affiliates Program
      Offline Marketing and Promotion. Our catalogs remain our primary advertising and marketing vehicle. Our branded catalogs showcase our best-selling party products, apparel and costumes and help to generate interest in our broader online offerings. We also occasionally market our products through direct marketing insert programs.
Customer Support
      Offering a high level of customer support is a key part of our strategy. We provide online information resources along with knowledgeable, highly trained support staff in order to retain and expand our customer base.
      Online Customer Support. Our websites organize our products into easy-to-navigate departments. A customer can shop through three convenient methods: traditional online shopping, electronic order form, or by virtually paging through an online catalog. We offer online help through our “live chat” function on every web page, so customers can easily receive immediate interactive assistance from our trained customer support representatives. Our shopping cart features an easy two-step checkout process. Online support continues after an order is placed, with an email confirmation sent within minutes, and shipment confirmation that enables customers to track their order status. Additionally, each branded website has certain customized features. For example, the Birthday Express website offers tools designed to facilitate the theme selection and party-planning process.
      Customer Support Center. Our customer support staff receives extensive training across each brand’s product offering upon joining the organization, followed by monthly hands-on training. This knowledge base allows them to work confidently with the customer to build a complete party package or accessorized outfit. We regularly monitor calls to ensure consistent service levels, and our mentoring program is designed to improve sales skills. We continue to invest in training and technology to ensure that our customer support staff has the necessary tools and knowledge to provide a positive customer shopping experience. Call center staffing is managed with the help of workforce software that allows us to answer over 90% of customer calls on the first ring. When we receive unexpectedly high call volume, customers holding longer than one minute are offered an automatic call-back option in which the system accurately quotes an estimated number of minutes until the return phone call, holds the customer’s place in line and serves the return call to the next available customer support representative. We have also implemented an incoming call recognition system to automatically populate customer information onto the order entry screen which saves time and increases order accuracy.
      Each customer support staff member has real-time access to extensive product information via our internal customer support website. This serves to increase efficiency and improve the customer shopping experience. Our customer support representatives are available for online and phone support weekdays from 4:30 a.m. to 10:00 p.m., and weekends from 6:00 a.m. to 9:00 p.m., Pacific time.
Fulfillment and Shipping
      We believe our order fulfillment procedures, distribution center location and customized software to manage the pick, pack and ship order process are key elements of our strategy. In order to improve our inventory turnover and reduce overhead, we consolidated all our fulfillment operations into our Greensboro, North Carolina fulfillment and distribution center in July 2003. Our Greensboro facility operates 24 hours a day during weekdays, to ensure that orders are processed on a continuous basis. Our customized fulfillment software enables us to pick, pack and ship orders in packages and sets, which under our Birthday Express brand involves an average of 20 picks consisting of over 100 individual components. Our distribution center is located close to key third-party shipping distribution hubs. This has enabled us to lower our shipping costs and provide faster delivery time to customers. We offer our customers overnight, two-day, four-day and ground delivery and utilize third-party shippers including United Parcel Service of America, Inc., United States Postal Service and Federal Express Corporation.
Technology Systems
      Our order processing, fulfillment, customer support, inventory, merchandising and financial reporting systems utilize a combination of proprietary and licensed software. We concentrate our software development efforts on creating and enhancing the features and functionality of our websites and order processing and fulfillment systems to deliver a high-quality customer experience.
      Our websites include proprietary product search technology, customized web pages and several customer shopping cart and checkout alternatives. Our websites use secure encryption technology to send, receive and store customer information, including credit card information. We utilize licensed software and internally developed customer support enhancement features to manage our ordering processes.
      Our websites are available 24 hours a day, seven days a week with minimal downtime required for maintenance. Our websites are maintained in our secure data centers in Kirkland, Washington and Greensboro, North Carolina facilities. These locations provide us both website and web server redundancy. Our data centers are also equipped with redundant network connections, emergency power backup systems and firewall software. We utilize tape backup systems for all our servers and software. We currently store our customer database on concurrently running servers.
Competition
      We operate in several highly competitive markets including party goods, girls’ specialty apparel and children’s costumes. Our primary competition comes from traditional retailers that offer a variety of products in the party products and apparel spaces. Competitors can enter our market with little difficulty and can launch new websites or catalogs at relatively low cost.
      We believe our primary competition in party goods and costumes is from mass merchandisers such as Target and Wal-Mart and party goods superstores such as Party City and Party America. We also compete with a variety of other companies including: online retailers of party goods; traditional card and gift specialty retailers; supermarkets and drugstores; and catalog retailers of novelty items. Additionally, we compete in the girls’ apparel market with department stores and specialty catalogs and retailers.
      We believe the principal competitive factors in our markets are brand recognition, product selection, availability and quality, convenience, customer support and price as well as accurate and timely order fulfillment and delivery. Many of our current and potential competitors may have the ability to devote substantially more resources to marketing, customer support, product development and order fulfillment operations than we can. Some of our suppliers also may choose to compete directly with us and may in the future not supply product to us. In addition, larger and more well-financed entities may acquire, invest in or form joint ventures with our competitors. Some of our competitors may be able to secure products from suppliers on more favorable terms, fulfill orders more efficiently and adopt more aggressive pricing policies than we can.
Intellectual Property
      We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. We rely on trademark and copyright laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. Birthday Express, BirthdayExpress.com and Storybook Heirlooms are registered with the United States Patent and Trademark office, and we have filed federal trademark applications for Costume Express and Celebrate Express. Our outstanding trademark applications may not be allowed. Even if these applications are allowed, they may not provide us a competitive advantage. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.
      Third parties have asserted, and may in the future assert, that our business or brands, or the products we make or use infringe upon their rights. We believe that our product and service offerings do not infringe upon the intellectual property rights of any third party. However, we cannot assure you that we will prevail in any intellectual property dispute.
      We also rely on technologies and designs developed and licensed from third parties. These licenses may not continue to be available to us on commercially reasonable terms in the future. Our design licenses, which include licensed trademarks and copyrights, are limited in scope, generally have two- or three-year terms and do not provide automatic renewal rights. Moreover, most of these licenses may be terminated immediately if we breach their terms. The loss of existing technology licenses could harm the performance of our existing services until equivalent technology can be identified, obtained and integrated. Failure to obtain new technology licenses may result in delays or reductions in the introduction of new features, functions or services, which could harm our business. Further, third parties may claim infringement by us with respect to our use of current or future technologies, whether developed by us or licensed from third parties. Although there are currently no material pending claims of infringement against us and we are not aware of any material claims that may be brought against us, third parties may in the future claim that the sale of one or more of our product offerings infringes their intellectual property rights. We expect that the continued growth of the Internet will result in an increasing number of infringement claims as legal standards related to our market continue to evolve. Any such claim, with or without merit, could be time consuming, result in costly litigation, cause service upgrade delays, cause us to discontinue the availability of a particular product offering or discontinue use of a particular technology, require us to pay damages or enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us or at all. As a result, any such claim of infringement against us could have a material adverse effect on our business, operating results and financial condition.
Government Regulation
      We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to retailing or online commerce. However, as the Internet becomes increasingly popular, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security.
      Further, the growth and development of online commerce may prompt calls for more stringent consumer protection laws, both in the U.S. and abroad. Regulations imposed by the Federal Trade Commission, or FTC, may adversely affect the growth of our business or our marketing efforts. The FTC has adopted regulations regarding the collection, maintenance, dissemination and use of personal identifying information obtained from individuals when accessing websites. These regulations include requirements that we establish procedures to disclose and notify users of privacy and security policies, obtain consent from users for collection and use of information and provide users with the ability to access, correct and delete personal information stored by us. They also contain specific parental consent provisions with respect to collecting information from children. These regulations also include enforcement and redress provisions. In addition, the FTC has conducted investigations into the privacy practices of companies that collect information on the Internet. We may become subject to the FTC’s regulatory and enforcement efforts with respect to current regulations or future regulations, or those of other governmental bodies, which may adversely affect our ability to collect demographic and personal information from users and our ability to email users, which could adversely affect our marketing efforts. We also may be subject to regulation not specifically related to the Internet, including laws affecting direct marketers and advertisers. The adoption of or modification of laws applicable to Internet advertising, marketing or data collection could affect our ability to market our products, decrease the demand for our products, increase our costs or otherwise adversely affect our business.

      We are not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity, qualification to do business and export or import matters. Most of these laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address these issues could create uncertainty for those conducting online commerce. This uncertainty could reduce demand for our products and services or increase the cost of doing business as a result of litigation costs or increased fulfillment costs.
      In addition, because our products and services are available over the Internet in multiple states, certain states may claim that we are required to qualify to do business and collect sales tax from our customers located in those states. Currently, we are qualified to do business only in Washington and North Carolina. Our failure to qualify to do business in a jurisdiction where we are required to do so could subject us to taxes and penalties. It could also hamper our ability to enforce contracts in these jurisdictions. Additionally, we do not currently collect or have imposed upon us sales, use or other taxes related to the products we sell, except for certain corporate-level taxes and sales taxes with respect to purchases by customers located in the states of North Carolina and Washington. However, one or more states may seek to impose sales, use and other tax collection obligations on us in the future. A successful assertion by one or more states that we should be collecting sales, use or other taxes on the sale of our products could result in substantial tax liabilities and penalties in connection with past sales. The application of laws or regulations from jurisdictions whose laws do not currently apply to our business could harm our business and results of operations.
Employees
      As of May 31, 2005, we had 345 employees, including 87 in customer support, 38 in marketing and merchandising, 11 in technology and information systems, 195 in manufacturing and distribution and 14 in administration. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.
Company Information/Website
      We were incorporated on June 15, 1994 as Birthday Express, Inc. in the State of Washington. In January 2000, we changed our name to CelebrateExpress.com, Inc., and in June 2004 we changed our name to Celebrate Express, Inc. Our principal executive offices are located at 11220-120th Avenue NE, Kirkland, Washington 98033, and our telephone is (425) 250-1061. We make available, free of charge, through a hyperlink on the Investor Relations portion of our website, www.celebrateexpress.com, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission (“SEC”). The information found on our Internet site is not part of this or any other report we file with or furnish to the SEC.

Item 2.	Properties.
      Our corporate offices and production facility are located in Kirkland, Washington, where we lease an aggregate of approximately 42,000 square feet under a lease that expires in December 2008. In addition, we lease an aggregate of 86,400 square feet in Greensboro, North Carolina for our fulfillment and distribution facility, under a lease that expires in August 2007, with an option to renew the facility lease for an additional three years.

Item 3.	Legal Proceedings.
      We are not aware of any pending legal proceedings (other than routine litigation that is incidental to the business).

Item 4.	Submission of Matters to a Vote of Security Holders.
      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Registrant’s Common Equity
      Our Common Stock is quoted on The NASDAQ Stock Market’s National Market under the symbol “BDAY.” On August 1, 2005, we had approximately 181 shareholders based on the number of record holders.
      On October 19, 2004, a registration statement on Form S-1 was declared effective for our initial public offering. The following table sets forth the high and low sales prices of our Common Stock for the period October 20, 2004 through May 31, 2005. The quotations are as reported in published financial sources.

	High	Low

Fiscal year 2005:
Period from October 20, 2004 through November 30, 2004	$18.75	$16.06
Third Quarter	$22.19	$18.00
Fourth Quarter	$20.00	$11.49
      We have not paid any cash dividends on our common stock since inception, and it is not anticipated that cash dividends will be paid on shares of our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.
Securities Authorized for Issuance Under Equity Compensation Plans
      For information concerning securities authorized for issuance under our equity compensation plans see Note 9 of the Notes to Financial Statements included in this Form 10-K under Item 8.
Use of Proceeds
      On October 19, 2004, the Company’s registration statement on Form S-1 (Registration No. 333-117459) was declared effective for the Company’s initial public offering, pursuant to which the Company registered 3,200,000 shares of common stock to be sold by us (2,057,081 shares) and certain of the Company’s shareholders (1,142,919 shares). The stock was offered at $15.50 per share or an aggregate of $31.9 million for the Company and $17.7 million for the selling shareholders. The Company’s common stock commenced trading on October 20, 2004. The offering closed on October 25, 2004, and, as a result, the Company received net proceeds of approximately $29.7 million (after underwriters’ discounts of $2.2 million). In November 2004, the underwriter’s over-allotment option was exercised whereby 480,000 shares of the Company’s common stock were sold at an offering price of $15.50 per share. Of the 480,000 shares sold, 408,570 were sold by the Company and an aggregate of 71,430 shares were sold by selling shareholders. The over-allotment closed on November 2, 2004, and, as a result, the Company received net proceeds of approximately $5.9 million (after underwriters’ discounts of $443,000). The underwriters of the offering were SG Cowen & Co., LLC, CIBC World Markets Corp. and Pacific Crest Securities, Inc. The Company incurred additional, estimated related expenses of approximately $1.5 million, which together with the underwriters’ discount, totaled $4.2 million in estimated expenses related to the offering. Net proceeds after all estimated expenses approximated $34.0 million. None of the Company’s net offering proceeds were paid, directly or indirectly, to: (i) directors or officers of the Company, or their associates; (ii) persons owning ten percent or more of any class of equity securities of the Company; or (iii) affiliates of the Company.
      From the effective date of the registration statement through May 31, 2005, the Company has used a portion of the net proceeds from the offering for repayment of the Company’s $5.0 million term loan. The remaining proceeds from the offering are invested in commercial paper and money market securities.

Item 6.	Selected Financial Data.
      The selected financial and operating data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
      The selected statement of operations data for fiscal 2005, 2004, and 2003, and the selected balance sheet data as of May 31, 2005 and 2004 are derived from the audited financial statements which are included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for fiscal 2002 and 2001 and the selected balance sheet data as of May 31, 2003, 2002, and 2001 are derived from the audited financial statements which are not included in this Annual Report on Form 10-K.

	Fiscal Year Ended May 31,

	2005	2004	2003	2002	2001

	(In thousands, except share and per share data)
Statement of Operations Data:
Net sales	$69,138	$51,939	$37,811	$29,914	$28,602
Cost of sales	33,987	26,574	19,483	14,235	15,372

Gross margin	35,151	25,365	18,328	15,679	13,230
Operating expenses:
Fulfillment	8,039	6,627	5,371	5,957	6,916
Selling and marketing	16,787	12,834	9,913	8,523	8,991
General and administrative	6,482	4,636	4,112	3,852	3,931
Asset impairment(1)				1,388

Total operating expenses	31,308	24,097	19,396	19,720	19,838

Income (loss) from operations	3,843	1,268	(1,068)	(4,041)	(6,608)
Other income (expense), net	131	(788)	(521)	(225)	(253)

Net income (loss) before income taxes	3,974	480	(1,589)	(4,266)	(6,861)
Income tax benefit (expense)(2)	(1,489)	9,013

Net income (loss)	2,485	9,493	(1,589)	(4,266)	(6,861)
Accretion to preferred stock redemption value	(102)	(266)	(265)	(196)	(39)

Net income (loss) available for common shareholders	$2,383	$9,227	$(1,854)	$(4,462)	$(6,900)

Net income (loss) per share:
Basic	$0.46	$6.39	$(1.34)	$(3.23)	$(5.10)

Diluted	$0.35	$1.85	$(1.34)	$(3.23)	$(5.10)

(1)	In our fiscal year ended May 31, 2002, we recorded an asset impairment charge of $1,388 related to our enterprise software.

(2)	In our fiscal year ended May 31, 2004, we recorded a net income tax benefit of $9,013 primarily as a result of the reversal of a valuation allowance on our deferred tax assets.

	Fiscal Year Ended May 31,

	2005	2004	2003	2002	2001

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$30,769	$2,243	$1,672	$331	$915
Working capital	38,076	6,041	2,733	458	3,171
Total assets	53,057	20,482	8,988	7,789	11,075
Long-term debt, less current portion	—	4,953	2,807	35	232
Mandatorily redeemable convertible preferred stock	—	28,044	27,212	26,925	26,261
Mandatorily redeemable convertible preferred stock warrants	—	1,056	1,622	1,201	617
Total shareholders’ equity (deficit)	48,000	(18,084)	(27,515)	(25,697)	(21,298)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this annual report on Form 10-K. All statements in the following discussion that are not reports of historical information or descriptions of current accounting policy are forward-looking statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation “Factors That May Affect Future Operating Results” set forth in this Form 10-K, and the audited financial statements and the notes included herein.
Overview
      Celebrate Express is a leading provider of celebration products serving families with young children via the Internet and catalogs. We offer a broad assortment of proprietary and third party children’s party products, girls’ special occasion and specialty apparel and children’s costumes complemented by a wide variety of accessories. Our centralized inventory management maximizes product availability and allows us to customize our product assortment to meet specific customer needs. We have designed our business infrastructure to share distribution, customer support, marketing and technology resources across all of our brands, while the predictable demand for our celebration products and the diversity of our brand portfolio have also served to minimize the seasonality of our business. Our goal is to help busy parents celebrate the special moments in their children’s lives.
      We were incorporated as Birthday Express, Inc., launched our direct marketing catalog and began offering products for sale in June 1994. In April 1996, we launched our branded website, www.BirthdayExpress.com. Late in 1997, we began the process of bringing production in-house, including the acquisition of production equipment and the expansion of our proprietary designs, and in December 1998, we began producing products in our Kirkland, Washington facility. In January 2000, we opened a fulfillment center in Greensboro, North Carolina to expand our distribution capacity and reduce shipping expenses. In April 2001, we acquired certain assets of Storybook Inc., a direct marketer of young girls’ special occasion apparel and subsequently re-launched the Storybook website and catalog. In September 2003, we started our Costume Express website and catalog providing Halloween and dress-up clothing for families with young children.
      In October 2004 we completed an initial public offering whereby 3,200,000 shares of the Company’s common stock were sold at $15.50 per share. Of the 3,200,000 shares sold, 2,057,081 were sold by the Company and an aggregate of 1,142,919 shares were sold by selling shareholders. The offering closed on October 25, 2004, and, as a result, the Company received net proceeds of approximately $29.7 million (after underwriters’ discounts of $2.2 million). In November 2004 the underwriter’s over-allotment option was exercised whereby 480,000 shares of the Company’s common stock were sold at an offering price of $15.50 per share. Of the 480,000 shares sold, 408,570 were sold by the Company and an aggregate of 71,430 shares were sold by selling shareholders. The over-allotment closed on November 2, 2004, and, as a result, the Company received net proceeds of approximately $5.9 million (after underwriters’ discounts of $443,000) for a total proceeds from the offering of $35.5 million after underwriter’s discounts of $2.6 million. The Company incurred additional, estimated related expenses of approximately $1.5 million, which together with the underwriters’ discount, totaled $4.2 million in estimated expenses related to the offering. Net proceeds after all estimated expenses approximated $34.0 million. The Company used a portion of the proceeds from the offering for repayment of a $5.0 million term loan.
      We review our operations based on our financial results and various non-financial measures. We focus on several financial factors including net sales per order, gross margin, growth in net sales and the percentage of our sales generated by repeat customers. We plan to market our various brands to our customer database to increase sales from repeat customers. We also plan to increase the number of proprietary products that we offer with the goal of maintaining high gross margins over time while differentiating us from our competitors. Among the key non-financial measures upon which we focus in reviewing performance are the frequency of purchase by our customers and the number of new customers added to our database. We believe that expansion of our product and brand offerings will increase the frequency of purchase by our customers and provide an additional opportunity to capture new customers.
      To date, we have derived our revenue primarily from the sale of party related products from our Birthday Express website and catalog. For the year ended May 31, 2005, we generated $69.1 million in net sales, an increase of 33.1% from $51.9 million in the year ended May 31, 2004. Our gross margin as a percentage of sales improved from 48.8% in the year ended May 31, 2004 to 50.8% in the year ended May 31, 2005. For the year ended May 31, 2005, our net income before income taxes increased to $4.0 million from $480,000 in the year ended May 31, 2004.
Fiscal Year
      Our fiscal year ends on May 31. References to fiscal 2005, for example, refer to our fiscal year ended May 31, 2005.
Results of Operations
      The following table sets forth our results of operations expressed as a percentage of net sales:

	Fiscal Year Ended May 31,

	2005	2004	2003

Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	49.2	51.2	51.5

Gross margin	50.8	48.8	48.5
Operating expenses:
Fulfillment	11.6	12.8	14.2
Selling and marketing	24.3	24.7	26.2
General and administrative	9.4	8.9	10.9

Total operating expenses	45.3	46.4	51.3
Income (loss) from operations	5.5	2.4	(2.8)
Other income (expense), net	0.2	(1.5)	(1.4)

Net income (loss) before income taxes	5.7	0.9	(4.2)
Income tax benefit (expense)	(2.1)	17.4

Net income (loss)	3.6%	18.3%	(4.2)%

Additional Operating Data
      The following table sets forth certain non-financial measures and operating data:

	Fiscal Year Ended May 31,

	2005	2004	2003

	(In thousands, except net
	sales per order data)
Additional Operating Data:
Total number of customers in our database	2,280	1,866	1,519
Percentage of sales from repeat customers	51%	47%	45%
Number of orders shipped	851	666	524
Net sales per order	$81.27	$78.02	$72.14
Comparison of Fiscal Years Ended May 31, 2005 and May 31, 2004

Net Sales
      Our net sales are comprised of product sales and shipping revenue. Net sales increased 33.1% to $69.1 million in fiscal 2005 from $51.9 million in fiscal 2004. The increase in net sales is due primarily to expanded direct marketing efforts. The increase in net sales in fiscal 2005 over the same period in 2004 reflects an increase of approximately 28% in the number of orders shipped, which grew to approximately 851,000 orders in fiscal 2005 from approximately 666,000 orders in fiscal 2004. Net sales per order for fiscal 2005 was $81.27, compared with net sales per order of $78.02 for fiscal 2004, an increase of 4.2%. We added approximately 415,000 new customers to our database during fiscal 2005, compared with approximately 347,000 new customers added in fiscal 2004, an increase of approximately 20%. Revenue from our repeat customers represented approximately 51% of revenue during fiscal 2005 compared with approximately 47% during fiscal 2004. Birthday Express net sales increased to $54.9 million in fiscal 2005 from $41.2 million in fiscal 2004, an increase of $13.7 million, or 33.2%. Storybook Heirlooms net sales increased to $9.0 million in fiscal 2005 from $7.8 million in fiscal 2004, an increase of $1.2 million, or 14.7%. Costume Express net sales increased to $5.2 million in fiscal 2005 from $2.9 million in fiscal 2004, an increase of $2.3 million or 81.3%.

Gross Margin
      Our gross margin consists of net sales less cost of sales. Our cost of sales consists primarily of product costs, costs associated with our in-house production facility, including wages and depreciation, design and production costs for our apparel and costume brands, inbound and outbound shipping costs, and packaging materials for outbound shipments. Gross margin increased 38.6% to $35.2 million in fiscal 2005 from $25.4 million in fiscal 2004. Our gross margin percentage improved to 50.8% of net sales in fiscal 2005 from 48.8% in fiscal 2004. The increase in gross margin as a percent of revenue is primarily due to an increase in the percentage of our revenue derived from the sale of higher margin proprietary products. The increase is gross margin is also due in part to the reduction of certain design and production costs included in cost of goods sold as a percentage of revenue. Our gross margin may fluctuate from quarter to quarter due to inflation, currency changes, the mix of products sold, as well as the potential introduction of new brands.

Fulfillment
      Our fulfillment expenses consist primarily of labor and other operating costs associated with our customer support center in Kirkland, Washington and our distribution center in Greensboro, North Carolina. Our fulfillment expenses increased 21.3% to $8.0 million in fiscal 2005 from $6.6 million in fiscal 2004. As a percentage of net sales, these expenses decreased to 11.6% in fiscal 2005 from 12.8% in fiscal 2004. This decrease is due primarily to a reduction in labor related costs as a percentage of net sales. Approximately 60% of our revenue for the year came from our websites compared with roughly 55% during the prior year. As the percentage of revenue from our websites continues to increase, we have seen efficiencies in our customer service labor due to the fact that, on average, fewer customer contacts are required for internet orders when compared with orders taken over the phone. We have also benefited from an increase in our net sales per order. Our fulfillment costs will fluctuate from quarter to quarter based upon the revenue mix among our three brands. For example, our Costume Express and Storybook Heirlooms brands have on average fewer items per order and require less labor at the distribution center. However, we have seen continued year-over-year reductions in our fulfillment expenses as a percentage of net sales.

Selling and Marketing
      Our selling and marketing expenses consist primarily of advertising costs, wages and related payroll benefits for our internal marketing and merchandising staff. Advertising costs include online marketing efforts, print advertising and other direct marketing strategies. Online advertising costs are generally expensed as incurred. Prepaid direct marketing expenses consist of third-party costs including paper, printing and mailing costs and are capitalized and amortized over their expected period of future benefit, which is generally from 90 to 120 days. Selling and marketing costs increased 30.8% to $16.8 million in fiscal 2005 from $12.8 million in fiscal 2004 due primarily to increases in online advertising and direct marketing circulation costs of $3.6 million. As a percentage of net sales, selling and marketing expenses decreased to 24.3% in fiscal 2005 compared with 24.7% in fiscal 2004. This decrease is due primarily to a reduction of fixed costs included in selling and marketing expenses as a percentage of net sales. We are subject to potential increases in our online paid search costs, further increases in paper prices and postage rates related to our direct marketing campaigns. We expect that marketing will continue to be our largest operating expense line item and will increase in absolute dollars as we continue to expand sales and prospecting to new customers.

General and Administrative
      Our general and administrative expenses consist primarily of wages and related payroll benefits for our administrative and technology employees. These expenses also include credit card fees, legal and accounting professional fees, insurance, network fees, systems depreciation, bad debt expense, and other general corporate expenses. General and administrative expenses increased 39.8% to $6.5 million in fiscal 2005 from $4.6 million in fiscal 2004. Salaries and related employee costs increased by $864,000 in fiscal 2005 from fiscal 2004 due to increases in employee headcount, particularly in our technology and administrative areas. Professional fees, insurance premiums and other related costs increased $406,000 in fiscal 2005 over fiscal 2004 primarily as a result of operating as a public company. Credit card fees increased by $458,000 in fiscal 2005 over fiscal 2004 due to the increase in net sales. As a percentage of net sales, our general and administrative expenses increased to 9.4% in fiscal 2005 from 8.9% in fiscal 2004.

Other Income (Expense), Net
      The improvement in other income to $131,000 in fiscal 2005, compared with other expense of ($788,000) in fiscal 2004, is due primarily to interest earned from the proceeds from our initial public offering and the repayment of our $5.0 million term loan in fiscal 2004.

Income Taxes
      In fiscal 2005, we recognized income tax expense of $1.5 million on income before taxes of $4.0 million. Our effective tax rate for fiscal 2005 was approximately 37.5%. In fiscal 2004 we recognized an income tax benefit of $9.0 million due to the reversal of our valuation allowance relating to deferred tax assets, primarily net operating loss carryforwards.
      Pursuant to Internal Revenue Code Section 382, we believe that there is currently no limit on future utilization of our net operating loss carryforwards. Such determination was based primarily on a review of the change in ownership structure of common stock which resulted from our initial public offering. To date, we have not been required to make any federal tax payments.

Comparison of Fiscal Years Ended May 31, 2004 and May 31, 2003

Net Sales
      Net sales increased 37.4% to $51.9 million in fiscal 2004 from $37.8 million in fiscal 2003. This increase in net sales was due primarily to an increase in the number of orders by new customers, an increase in the number of repeat orders from our existing customer base and an increase in our net sales per order. We grew net sales from each of our brands in fiscal 2004 from fiscal 2003. Net sales from our Birthday Express brand increased 29.5% in fiscal 2004 from fiscal 2003 while the remaining brands increased 81.4% over the same period. We shipped 666,000 orders in fiscal 2004 in comparison to 524,000 orders in fiscal 2003, an increase of 27.1%. Our net sales per order increased to $78.02 in fiscal 2004 from $72.14 in fiscal 2003, an 8.2% increase. The increase was due in part to increases in net sales per order in both our Birthday Express and Storybook Heirlooms brands. The increases in average order size within each of our brands is due to improved merchandising and training customer service personnel to sell accessories. A portion of this increase was due to a shift in product mix toward our Storybook Heirlooms brand which has a higher net sales per order. Net sales per order in our Birthday Express brand increased by 6.8% from fiscal 2003 to fiscal 2004 while net sales per order in our Storybook Heirlooms brand increased 13.1% over the same period.

Gross Margin
      Gross margin increased 38.4% to $25.4 million in fiscal 2004 from $18.3 million in fiscal 2003. Our gross margin percentage improved to 48.8% of net sales in fiscal 2004 from 48.5% in fiscal 2003. The increase in gross margin percentage in fiscal 2004 resulted primarily from increased sales which reduced certain design and production costs related to our Storybook Heirlooms brand as a percentage of net sales.

Fulfillment
      Our fulfillment expenses increased 23.4% to $6.6 million in fiscal 2004 from $5.4 million in fiscal 2003. The increase in fulfillment expenses was primarily due to a 27.1% increase in customer orders. As a percentage of net sales, these expenses decreased to 12.8% in fiscal 2004 from 14.2% in fiscal 2003. We have benefited from a shift in product mix toward our Storybook Heirlooms and Costume Express brands, as these brands on average have fewer items per order compared to our Birthday Express orders. As a result, Storybook Heirlooms and Costume Express orders generally require less labor at the distribution center. Our fulfillment costs may fluctuate from quarter to quarter based upon the product mix of shipments between our brands. We have also benefited from the installation of customer support staffing and call management software which have allowed us to reduce our customer support costs per order.

Selling and Marketing
      Selling and marketing costs increased 29.5% to $12.8 million in fiscal 2004 from $9.9 million in fiscal 2003. The increase in selling and marketing costs was due to increases in online advertising and direct marketing circulation costs of $2.1 million, each resulting in increased sales activities, and an increase in wages and related payroll benefits of $339,000 due to increased headcount. As a percentage of net sales, these expenses decreased to 24.7% in fiscal 2004 from 26.2% in fiscal 2003. The decline as a percentage of net sales was primarily due to an increase in net sales per order. We were also able to grow revenue faster than our marketing wages and related payroll benefits, reducing these costs as a percentage of net sales by 0.2%. Further reduction of selling and marketing expenses as a percentage of net sales will depend upon our ability to continue effectively targeting new customers and marketing multiple brands to our existing customers.

General and Administrative
      General and administrative expenses increased 12.7% to $4.6 million in fiscal 2004 from $4.1 million in fiscal 2003. The increase of $524,000 was due primarily to higher credit card fees which vary with revenue. As a percentage of net sales, these expenses decreased to 8.9% in fiscal 2004 from 10.9% in fiscal 2003. The decline as a percentage of net sales was caused by our revenue growth which outpaced the growth of general and administrative expenses.

Other Income (Expense), Net
      Other expense, net increased to ($788,000) in fiscal 2004 from ($521,000) in fiscal 2003. This increase was primarily due to warrant interest expense recognized after paying off the debt to which the underlying warrants were attributed. The warrant expense was $302,000 in fiscal 2004, as compared to $116,000 in fiscal 2003.

Income Taxes
      In fiscal 2004, we recognized an income tax benefit of $9.0 million due to the reversal of our valuation allowance relating to deferred tax assets, primarily net operating loss carryforwards. Prior to fiscal 2004, our financial statements reflected a full valuation allowance against the deferred tax asset, and we did not recognize any income tax benefit related to net operating loss carryforwards. In fiscal 2004, we concluded that a valuation allowance was no longer necessary based on the determination that it was more likely than not that our net operating loss carryforwards will be utilized in the future. As a result, we reversed the existing valuation allowance in the fourth quarter of fiscal 2004. Our net operating loss carryforwards will begin to expire in 2017. Should our operating results fall below our expected results, we may need to evaluate the need to re-establish a valuation allowance against our deferred tax asset.
Liquidity and Capital Resources
      As of May 31, 2005 we had working capital of $38.1 million. We believe that our current cash and cash equivalents, as well as cash flows from operations, will be sufficient to continue our operations and meet our capital needs for the foreseeable future.
      We have financed our operations primarily through the sale of stock, capital lease obligations, short-term notes, credit facilities and term loans. On October 25, 2004, we closed an initial public offering of 3,200,000 shares of common stock at $15.50 per share. On November 2, 2004, the underwriters purchased 480,000 at $15.50 per share to cover over-allotments. Of the shares offered, 2,465,651 shares were offered by us, and 1,214,349 were offered by selling shareholders. We raised net proceeds of approximately $34.0 million in our initial public offering, net of underwriting discounts and other estimated direct and incremental offering expenses.
      Net cash provided by operating activities was $1.6 million and $1.2 million for fiscal 2005 and fiscal 2004, respectively. Net cash provided by operating activities in fiscal 2005 can be attributed primarily to net income, utilization of $1.5 million of our deferred tax asset, depreciation and amortization of $709,000 and an increase in accrued liabilities of $624,000. These increases were offset by an increase in inventory of $2.5 million during 2005. This increase in inventory was primarily due to increased sales requiring an increase in inventory on-hand. Due to the time-sensitive nature of our business, we must be in stock at all times in order to ensure rapid delivery to our customers. The increase in inventory can also be attributed to increased off-shore sourcing of products which have longer delivery times from our vendors requiring the Company to keep more inventory on-hand in these items. Additionally, prepaid expenses increased $1.5 million during fiscal 2005, which was due primarily to an increase of $913,000 in prepaid catalog costs, an increase of $339,000 in prepaid inventory costs and an increase of $138,000 in prepaid insurance costs. Net cash provided by operating activities in fiscal 2004 was used for principal payments on our notes payable, as well as purchases of fixed assets.
      Net cash used in investing activities was $2.2 million and $564,000 for fiscal 2005 and fiscal 2004, respectively. Cash used in investing activities in fiscal 2005 and 2004 was used for capital expenditures.
      Net cash provided by (used in) financing activities was $29.2 million and ($23,000) for fiscal 2005 and fiscal 2004, respectively. Cash provided by financing activities in fiscal 2005 was primarily due to the net proceeds from our initial public offering, offset by the repayment of our term loan. Cash used in financing activities in fiscal 2004 was due primarily to principal payments on outstanding debt.

      The following table summarizes our contractual obligations as of May 31, 2005 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

		Less Than
	Total	1 Year	1-3 Years	3-5 Years

	(In thousands)
Description of Contractual Obligations:
Capital lease obligations	$17	$17	$—	$—
Operating lease obligations	$2,335	$778	$1,307	$250

Total	$2,352	$795	$1,307	$250

Critical Accounting Policies
      Certain of our accounting policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is, by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. The following are the critical accounting policies that we believe require significant estimation and management judgment.

Revenue Recognition
      We recognize revenue and the related cost of sales on the date on which we estimate that the customer has received the product. We require payment for the goods prior to shipment, which is recorded as deferred revenue until the estimated date the customer has received the shipment. We utilize our third-party freight carrier information to estimate when delivery has been made. We estimate potential future product returns related to current period revenue by analyzing historical customer returns. Actual returns may differ materially from our estimated reserve. As a result, our operating results and financial condition could be adversely affected.

Income Taxes
      We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying statutory rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. We have incurred significant losses in years prior to fiscal 2004 for which no income tax benefit had been recognized. Significant judgment related to future taxable income is required in estimating the likelihood of recoverability of tax benefits related to those net operating losses. We have considered future taxable income in assessing the need for a valuation allowance against our deferred tax assets. We believe that all net deferred tax assets shown on our balance sheet as of May 31, 2005, are more likely than not to be realized in the future and no valuation allowance is necessary. In the event that actual results differ from those estimates or we adjust those estimates in future periods, we may need to record a valuation allowance, which would reduce deferred tax assets and the results of operations in the period the change is made.

Stock-based compensation
      We account for our employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We amortize any unearned stock-based compensation using the straight-line method over the vesting period of the related options, which is generally four years. We record stock-based compensation in the Statements of Operations in the line item corresponding to the compensation for the option grantee.

      We have recorded unearned stock-based compensation for the excess of the fair value of our common stock on the grant date over the option exercise price. We determined the deemed fair value of our common stock based upon several factors, including the market capitalization of similar companies and the expected valuation we would obtain in an initial public offering. Had different assumptions or criteria been used to determine the deemed fair value of our common stock, different amounts of stock-based compensation could have been reported. We recorded unearned stock-based compensation of $1.1 million during fiscal 2004 and $192,000 for the year ended May 31, 2005. The amortization of unearned stock-based compensation was $123,000 for fiscal 2004 and $295,000 for fiscal 2005. Based on the grants of stock options to date, we expect the amortization of stock-based compensation for the fiscal years 2006, 2007, 2008 and 2009 to be approximately $285,000, $285,000, $154,000 and $2,000 respectively.
      Pro forma information regarding net income (loss) attributable to common shareholders and net income (loss) per share attributable to common shareholders is required to present net income (loss) as if we had accounted for employee stock options under the fair value method of SFAS No. 123, as amended by SFAS No. 148. This information is contained in Note 1 to our financial statements. We valued options and shares issued pursuant to our option plan at each grant date in fiscal 2005 using the Black-Scholes option pricing model. For grants prior to June 1, 2004 the minimum value method was used.

Inventories
      We value our inventory at the lower of weighted average cost or market. We write down inventory for estimated obsolescence or damage for the excess cost of the inventory over estimated market value based upon assumptions about future demand and market conditions. If the actual market conditions or demand for our products are less favorable than projected by management, additional inventory write-downs may be required.

New accounting pronouncements
      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R will require us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In addition, the adoption of SFAS No. 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. This statement is effective for the first annual or interim period beginning after June 15, 2005. The Company is currently evaluating the impact of adoption of this statement.
      On November 24, 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”) which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that abnormal items be recognized as current-period charges as well as unallocated overheads recognized in the period in which they are incurred. The provisions of this statement are effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 151 is not expected to have a significant impact on the Company’s financial position or results of operations.
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

We achieved annual net income for the first time during our fiscal year ended May 31, 2004 and we cannot assure you that we will continue to operate profitably.
      We achieved an annual net income for the first time in our corporate history during our fiscal year ended May 31, 2004. Prior to fiscal 2004 we have had a history of losses. We may incur losses again in our current or future fiscal years, especially as we introduce new products. We expect our operating expenses to increase in the future, as we, among other things:

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
      In our fiscal year ended May 31, 2004, based on the information existing at that time including consideration of our forecasted book and tax income, we reduced the valuation allowance on our deferred tax assets by $9.0 million and recognized a corresponding tax benefit in our fiscal 2004 results of operations. This tax benefit causes our financial results for our fiscal year ended May 31, 2004 to appear significantly more favorable than they would in the absence of the tax benefit. The favorable impact of the $9.0 million tax benefit may distort the trends in our operating results and will impact the comparability of our results of operations with other periods. The tax benefit may also make our financial results appear more favorable than those of companies with similar results of operations that have not reduced a valuation allowance on their net deferred tax assets in the comparable period. In addition, should our operating results fall below expectations, we may need to evaluate the need to re-establish a valuation allowance against our deferred tax assets. If the valuation allowance were to be re-established it would negatively affect the financial results in the period in which it was re-established. Additionally, future unanticipated changes in ownership of our common stock may restrict the ability to realize the benefit of our net operating loss carryforwards.

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

Failure to successfully manage our fulfillment and distribution operations could cause us to incur increased costs or lose customers.
      Our fulfillment and distribution operations are located in Greensboro, North Carolina. These operations are critical to the cost-effective and efficient fulfillment and shipment of customer orders. If we are unable to successfully manage our fulfillment and distribution operations, we would be required to find one or more parties to provide these services for us. This could cause us to incur significantly higher expenses or result in additional costs related to balancing inventories among multiple distribution facilities. We have recently expanded, and as our business grows we may need to further expand our fulfillment and distribution operations to accommodate increases in customer orders. Failure to expand our operations effectively could result in delays in fulfillment and shipment of customer orders, which might in turn hurt our reputation and discourage repeat sales.

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
      For example, in the acquisition of Storybook Heirlooms, we incurred higher than expected customer returns, saleable product inventory was lower than expected and integration expenses were higher than forecasted. If we fail to properly evaluate and execute future acquisitions, our management team may be distracted from our day-to-day operations, our business may be disrupted and our operating results may suffer.

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
      Our financial performance depends on our ability to purchase our products in sufficient quantities at competitive prices. We purchase our products from over 250 foreign and domestic manufacturers and distributors. We have no long-term purchase contracts with any of these suppliers, and therefore, have no contractual assurances of continued supply, access to products or favorable pricing. Any vendor could increase prices or discontinue selling to us at any time. The lack of long-term contracts also exposes us to increased risks associated with changes in local economic conditions, trade issues and foreign currency fluctuations. In our fiscal year ended May 31, 2005, products supplied by our ten largest suppliers represented approximately 34.5% of inventory purchases, with our largest supplier representing 8.9%. If we are unable to maintain these supplier relationships, our ability to offer high-quality, favorably-priced products to our customers may be impaired, and our sales and gross margins could decline.

Our reliance on smaller or independent vendors and suppliers and manufacturers located abroad exposes us to various risks including disruption in product supply.
      Some of our smaller vendors have limited resources, production capacities and operating histories, which means that they may not be able to timely produce sufficient quantities of certain products demanded by our customers. In addition, our relationships with independent foreign suppliers and manufacturers are also subject to a number of risks, including:

•	work stoppages;

•	transportation delays and interruptions;

•	political instability;

•	foreign currency fluctuations;

•	changing economic conditions;

•	an increased likelihood of counterfeit, knock-off or gray market goods;

•	product liability claims;

•	expropriation, nationalization, imposition of tariffs, import and export controls and other non-tariff barriers, including quotas and restrictions on the transfer of funds;

•	environmental regulation; and

•	other changes in governmental policies.
      Because of these factors, we may be subject to liability claims or may not be able to acquire desired products in sufficient quantities on terms acceptable to us. Any inability to acquire suitable products, the loss of one or more key vendors, or the settlement or outcome of a product liability suit could have a negative effect on our sales and operating results. We may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of lesser quality or more expensive than those we currently purchase. We cannot be certain that such factors will not prevent us from procuring manufactured products in a cost-effective or timely manner.

Failure of third parties to deliver our products efficiently and in a timely manner could cause us to lose customers.
      We rely upon other parties for product shipments to and from our Greensboro, North Carolina fulfillment and distribution center. It is possible that events beyond our control, such as strikes, trucking shortages, the imposition of tariffs, rail disruption, or other disruption, could affect the ability of these parties to deliver inventory items to our facilities or merchandise to our customers. The failure of these parties to deliver goods to or from our facilities could result in delays in fulfillment of customer orders. Because our customer orders are often time-sensitive, delays by our third-party shipment providers could hurt our reputation and our ability to obtain repeat orders.

Fluctuations in commodity prices may increase our operating costs and make our expenses difficult to predict.
      We are vulnerable to fluctuations in commodity prices, particularly the price of paper stock. Paper goods comprise a significant portion of our total inventory. In addition, a portion of our marketing expenditures are related to our direct marketing efforts which include our paper catalogs. If the price of paper increases significantly, we may be unable to pass the additional costs on to our customers, which could hurt our profitability. In addition, fluctuations in commodity prices could make it difficult for us to accurately forecast our expenses.

The loss of our senior management or other key personnel could harm our current and future operations and prospects.
      Our performance is substantially dependent on the services of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate our officers and key employees. We do not have employment agreements with any of our key personnel. The loss of the services of any of our executive officers or other key employees for any reason could harm our business, financial condition and operating results. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer support personnel. Competition for such personnel is intense and we cannot assure you that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel.

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

Capacity constraints, systems failures or security breaches could prevent access to our websites, which could lower our sales and harm our reputation.
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
      For the year ended May 31, 2005, our online sales represented approximately 60% of our total sales. Our future sales and profits are substantially dependent upon the continued use of the Internet as an effective medium of business and communication by our customers. Internet use may not continue to develop at historical rates and consumers may not continue to use the Internet and other online services as a medium for commerce. Highly-publicized failures of some online retailers in meeting consumer demands could result in consumer reluctance to adopt the Internet as a means for commerce, and thereby damage our reputation and brands and reduce our revenues and results of operations.
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
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
      The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly rated securities. As of May 31, 2005 we held short-term investments that have a maturity date of three months or less at the time of purchase, and consist primarily of money market accounts and commercial paper. Because of the short-term nature of our investments, we believe that our exposure to market rate fluctuations on those investments is minimal. On May 31, 2005, we had no long-term or short-term bank debt outstanding.
Foreign Currency Risk
      Our revenue, expense and capital expenditures are transacted in U.S. dollars. We do source a portion of our product inventories from foreign vendors, primarily manufacturers in China. If the value of the U.S. dollar declines relative to the Chinese yuan, these foreign currency fluctuations could result in an increase in the cost of merchandise sourced from China through price increases. As a result of such fluctuations, we may experience fluctuations in our operating results on an annual or quarterly basis.

Item 8.	Financial Statements and Supplementary Data.
CELEBRATE EXPRESS, INC.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Celebrate Express, Inc.
      We have audited the accompanying balance sheet of Celebrate Express, Inc. as of May 31, 2005 and the related statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Celebrate Express, Inc. as of May 31, 2005, and the results of its operations and its cash flows for year then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Grant Thorton LLP
Seattle, Washington
August 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Celebrate Express, Inc.
Kirkland, Washington
      We have audited the balance sheet of Celebrate Express, Inc. (the “Company”) as of May 31, 2004, and the related statements of operations, shareholders’ equity (deficit), and cash flows for each of the two years in the period ended May 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
Seattle, Washington
July 14, 2004 (October 15, 2004 as to the effects of the
reverse stock split described in Note 2)

CELEBRATE EXPRESS, INC.
BALANCE SHEETS

	May 31,	May 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$30,768,694	$2,243,300
Accounts receivable	213,365	168,599
Inventories	8,396,006	5,926,287
Prepaid expenses	3,461,381	1,949,644
Deferred income taxes	292,852	265,700

Total current assets	43,132,298	10,553,530
Fixed assets, net	2,517,352	962,406
Deferred income taxes	7,230,551	8,746,962
Other assets, net	176,633	218,632

Total assets	$53,056,834	$20,481,530

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,968,546	$3,030,417
Accrued liabilities	2,070,800	1,447,233
Current portion of long-term debt and capital leases	17,102	34,563

Total current liabilities	5,056,448	4,512,213
Long-term debt and capital lease obligations, net of debt discount $64,020 at May 31, 2004 and $0 at May 31, 2005	—	4,953,081
Commitments and contingencies (see notes)	—	—
Mandatorily redeemable convertible preferred stock, $0.001 par value — authorized, 5,653,851 shares: 4,738,584 shares issued and outstanding at May 31, 2004, 0 shares at May 31, 2005; aggregate liquidation preference of $28,744,983 at May 31, 2004, $0 at May 31, 2005	—	28,043,782
Mandatorily redeemable convertible preferred stock warrants	—	1,056,344
Shareholders’ equity (deficit):
Common stock, $0.001 par value and additional paid-in-capital-authorized, 10,000,000 shares; issued and outstanding, 1,635,365 shares at May 31, 2004; 7,522,712 shares at May 31, 2005	64,336,626	878,539
Contributed capital — common stock warrants	—	66,803
Unearned stock-based compensation	(726,206)	(934,350)
Accumulated deficit	(15,610,034)	(18,094,882)

Total shareholders’ equity (deficit)	48,000,386	(18,083,890)

Total liabilities and shareholders’ equity (deficit)	$53,056,834	$20,481,530

See notes to financial statements.

CELEBRATE EXPRESS, INC.
STATEMENTS OF OPERATIONS
Years Ended May 31, 2005, 2004 and 2003

	2005	2004	2003

Net sales	$69,138,081	$51,938,500	$37,811,373
Cost of sales	33,987,083	26,573,914	19,483,058

Gross margin	35,150,998	25,364,586	18,328,315
Operating expenses:
Fulfillment	8,039,145	6,627,020	5,371,004
Selling and marketing	16,787,231	12,833,675	9,912,695
General and administrative	6,481,551	4,636,440	4,112,486

Total operating expenses	31,307,927	24,097,135	19,396,185

Income (loss) from operations	3,843,071	1,267,451	(1,067,870)
Other income (expense), net;
Interest income (expense), net	131,036	(787,683)	(521,069)

Net income (loss) before income taxes	3,974,107	479,768	(1,588,939)
Income tax (expense) benefit	(1,489,259)	9,012,662	—

Net income (loss)	2,484,848	9,492,430	(1,588,939)
Accretion to preferred stock redemption value	(102,271)	(265,902)	(265,364)

Net income (loss) available for common shareholders’	$2,382,577	$9,226,528	$(1,854,303)

Net income (loss) per share:
Basic	$0.46	$6.39	$(1.34)

Diluted	$0.35	$1.85	$(1.34)

Weighted average shares outstanding:
Basic	5,152,155	1,444,964	1,388,323
Diluted	7,027,002	5,127,377	1,388,323
See notes to financial statements.

CELEBRATE EXPRESS, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
Years Ended May 31, 2005, 2004 and 2003

	Common Stock		Contributed
	and Additional		Capital-			Total
	Paid-In-Capital		Common			Shareholders
			Stock	Unearned	Accumulated	Equity
	Shares	Amount	Warrants	Compensation	Deficit	(Deficit)

BALANCE — May 31, 2002	1,386,656	$1,387	$70,455	$(35,633)	$(25,733,591)	$(25,697,382)
Exercise of stock options	3,106	585				585
Accretion of preferred stock discount		(582)			(264,782)	(265,364)
Amortization of unearned compensation				35,633		35,633
Net loss					(1,588,939)	(1,588,939)

BALANCE — May 31, 2003	1,389,762	$1,390	$70,455	$0	$(27,587,312)	$(27,515,467)

Exercise of common stock options	46,607	12,735				12,735
Exercise of common stock warrants	198,996	73,460	(70,455)			3,005
Unearned stock-based compensation		1,056,856		(1,056,856)		—
Amortization of stock-based compensation				122,506		122,506
Issuance of common stock warrants			66,803			66,803
Accretion of preferred stock discount		(265,902)				(265,902)
Net Income					9,492,430	9,492,430

BALANCE — May 31, 2004	1,635,365	$878,539	$66,803	$(934,350)	$(18,094,882)	$(18,083,890)

Exercise of common stock options	120,102	81,511				81,511
Accretion of preferred stock discount		(102,271)				(102,271)
Issuance of common stock in connection with employee stock purchase plan	7,945	104,715				104,715
Conversion of mandatorily redeemable convertible preferred stock	3,138,175	28,146,053				28,146,053
Conversion of mandatorily redeemable convertible preferred stock warrants			199,439			199,439
Proceeds from issuance of common stock, net of offering costs	2,465,651	34,011,674				34,011,674
Exercise of preferred stock warrants	146,766	856,905				856,905
Exercise of common stock warrants	8,708	272,234	(266,242)			5,992
Unearned stock-based compensation		191,822		(191,822)		—
Cancellation of stock options		(104,556)		104,556		—
Amortization of stock-based compensation				295,410		295,410
Net Income					2,484,848	2,484,848

BALANCE — May 31, 2005	7,522,712	$64,336,626	$0	$(726,206)	$(15,610,034)	$48,000,386

See notes to financial statements.

CELEBRATE EXPRESS, INC.
STATEMENT OF CASH FLOWS
Years Ended May 31, 2005, 2004 and 2003

	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$2,484,848	$9,492,430	$(1,588,939)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	1,489,259	(9,012,662)	—
Depreciation and amortization	709,485	743,331	1,168,238
Noncash compensation expense — stock options	295,410	122,506	35,633
Amortization of deferred financing costs	23,958	—	—
Accretion of debt discount	70,012	301,504	100,874
Changes in operating assets and liabilities:
Accounts receivable	(44,766)	(29,789)	(1,843)
Inventories	(2,469,719)	(1,807,468)	154,338
Prepaid expenses and other assets	(1,510,803)	(251,832)	(650,969)
Accounts payable	(61,871)	1,167,191	(561,093)
Accrued liabilities	623,567	432,763	30,965

Net cash provided by (used in) operating activities	1,609,380	1,157,974	(1,312,796)

Cash flows from investing activities:
Payments for purchases of fixed assets	(2,247,324)	(563,972)	(469,370)
Purchase of marketable securities	(61,050,000)	—	—
Maturities of marketable securities	8,950,000	—	—
Sale of marketable securities	52,100,000	—	—

Net cash used in investing activities	(2,247,324)	(563,972)	(469,370)

Cash flows from financing activities:
Principal payments on capital lease obligations	(34,562)	(39,008)	(21,176)
Borrowings on notes payable	—	1,666,666	5,000,000
Principal payments on notes payable	(5,000,000)	(1,666,666)	(245,598)
Principal payments under line of credit agreement	—	—	(1,350,000)
Repayments on related party notes payable	—	—	(261,000)
Net proceeds from sale of common stock, net of issuance costs	34,011,674	—	—
Issuance of mandatorily redeemable convertible preferred stock — net of issuance costs	—	721	—
Proceeds from shares issued under the employee stock purchase plan	104,715	—	—
Proceeds from exercise of stock options	81,511	15,740	585

Net cash provided by/ (used in) financing activities	29,163,338	(22,547)	3,122,811

Net increase in cash and cash equivalents	28,525,394	571,455	1,340,645
Cash and cash equivalents:
Beginning of year	2,243,300	1,671,845	331,200

End of year	$30,768,694	$2,243,300	$1,671,845

Supplemental disclosures of cash flow information:
Cash paid for interest	$213,707	$489,294	$430,257

Supplemental disclosures of noncash financing and investing activities:
Conversion of mandatorily redeemable convertible preferred stock and preferred stock warrants	$28,345,492	—	—
Net exercise of common stock warrants	$272,234	—	—
Net exercise of preferred stock warrants	$856,905	—	—
Conversion of notes payable to Series C preferred stock	—	—	$42,034
Purchase of fixed assets under capital leases	—	—	$58,167
Cancellation of unvested stock options	$104,556	—	—
Accretion of preferred stock discounts	$102,271	$265,902	$265,364
See notes to financial statements.

CELEBRATE EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
Years Ended May 31, 2005, 2004 and 2003

1.	Organization of Business and Summary of Significant Accounting Policies
      Description of Business — Celebrate Express, Inc. (the “Company”), a Washington corporation, is a provider of celebration products for families with young children, via the Internet and catalogs. The Company has three brands, Birthday Express, Storybook Heirlooms and Costume Express, which respectively offer children’s party products, girls’ special occasion and specialty apparel and children’s costumes and accessories.
      Basis of Presentation — Management has prepared the accompanying financial statements in accordance with accounting standards generally accepted in the United States of America. The financial information as of May 31, 2004, is derived from the Company’s audited financial statements and notes thereto for the fiscal year ended May 31, 2004, included in the Registration Statement No. 333-117459 on Form S-1.
      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates include allowance for sales returns, lower of cost or market adjustments to inventory and deferred income taxes. Actual results could differ from those estimates.
      Reclassifications — Certain reclassifications have been made to the May 31, 2004 and 2003 financial statements to conform to the current presentation. Such reclassifications had no effect on previously reported results of operations.
      Concentrations of Risk — The Company maintains its cash and cash equivalents with two major financial institutions in the United States of America, in the form of demand deposits, money market accounts and commercial paper. Deposits in these banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its cash and cash equivalents.
      The Company’s ability to acquire products is dependent on its relationship with various suppliers from whom it purchases party products and girls’ specialty apparel and accessories. One vendor accounted for 10.4% and 11.4% of the Company’s purchases for the years ended May 31, 2004 and 2003, respectively. No vendors accounted for more than 10% of purchases in fiscal 2005.
      Segments — The Company complies with the requirements of Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, (“SFAS No. 131”), which establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures. Management has determined that the Company operates in one segment.
      Cash and Cash Equivalents — Cash equivalents include short-term investments that have a maturity date at the time of purchase of three months or less, and consist primarily of money market accounts and commercial paper.
      Inventories — Inventories are stated at the lower of market or weighted-average cost on a first-in first-out basis. The Company writes down inventory for estimated obsolescence or damage for the excess cost of the inventory over estimated market value based upon assumptions about future demand and market condition.
      The components of inventories were as follows:

	Years Ended May 31,

	2005	2004

Finished goods	$7,877,486	$5,591,969
Raw materials	518,520	334,318

	$8,396,006	$5,926,287

      Finished goods and raw materials inventory balances as of May 31, 2005 are net of inventory reserves in the amount of $397,162 and $160,511, respectively. At May 31, 2004 finished goods and raw materials inventory were net of inventory reserves of $378,444 and $190,000, respectively.

CELEBRATE EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Prepaid Expenses — Prepaid expenses include prepaid catalog costs of $1,456,996 and $865,308 as of May 31, 2005 and 2004, respectively. These prepaid catalog costs consist of the costs to produce, print and distribute catalogs. Such costs are capitalized and amortized over the expected sales life of each catalog, which is generally 90 to 120 days.
      Fixed Assets — Fixed assets, which include equipment, computers and software, furniture and fixtures, and leasehold improvements, are depreciated on a straight-line basis over their estimated useful lives, ranging from three to eight years, or the life of the lease, whichever is shorter. Routine maintenance and repairs are expensed as incurred.
      Capitalized Software — The Company capitalizes internally developed software costs in accordance with the provisions of Statement of Position 98-1, Accounting for Costs of Computer Software Developed for Internal Use. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the software once it is available for use.
      Long-Lived Assets — The Company reviews the carrying value of its long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated future cash inflows attributable to the assets, less estimated future cash outflows, are less than the carrying amount, an impairment loss would be recognized. No impairment was recognized for the years ended May 31, 2005, 2004, and 2003, respectively.
      Fair Value of Financial Instruments — The carrying amount of the Company’s cash, accounts receivable, accounts payable, accrued liabilities, and capital lease obligations approximates fair value based on the short term nature of these instruments.
      Revenue Recognition — Internet and catalog sales include shipping revenue and are recorded net of estimated returns and promotional discounts on the estimated date of receipt by the customer. Sales at the retail store are recorded at the point of sale. A sales return liability is estimated based on historical return experience. Our reserve for product returns was $121,844, $100,198, and $71,235 for fiscal years ended May 31, 2005, 2004, and 2003, respectively.
      Cost of Sales — Cost of sales consists primarily of the cost of merchandise sold to customers, inbound and outbound shipping costs, and rent, depreciation, and other operating costs for the manufacturing facility.
      Shipping and Handling Charges — Outbound shipping charges billed to customers are included in net sales and amounted to $8,895,092, $6,915,122, and $5,112,023 for the years ended May 31, 2005, 2004 and 2003, respectively. Outbound shipping and handling charges incurred by the Company are included within cost of goods sold and amounted to $8,180,282, $6,163,618, and $4,526,562 for the years ended May 31, 2005, 2004 and 2003, respectively.
      Advertising — Advertising costs include on-line marketing efforts, print advertising and other direct marketing strategies and are generally expensed as incurred. The pre-paid direct marketing expenses consist of third party costs including paper, printing and mailing costs and are capitalized and amortized, upon release, over the expected period of future benefit which is generally three months. Advertising costs included in Selling and Marketing expense for the years ended May 31, 2005, 2004 and 2003 was $13,294,700, $9,716,287, and $7,657,202, respectively.
      Income Taxes — The Company accounts for income taxes under the asset and liability method whereby deferred income taxes are recorded for the temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts as measured for tax purposes. A valuation allowance is recorded when we believe it is more likely than not that we will not utilize a portion or all of our net deferred tax assets.
      Stock-Based Compensation — The Company measures compensation cost of our employee stock option plan and our employee stock purchase plan in accordance with Accounting Principles Board (“APB”)

CELEBRATE EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Opinion No. 25, Accounting for Stock Issued to Employees, under which no recognition of expense is required in accounting for stock options granted to employees for which the exercise price equals or exceeds the fair value of the stock at the grant date. For stock options granted to employees for which the exercise price is less than the fair value of the stock on the date of the grant, the intrinsic value of stock options is recorded as unearned compensation and amortized into the Statement of Operations over the vesting period of the option.
      Had stock based compensation cost for our employee stock option plan and employee stock purchase plan been determined using the fair value method, as promulgated by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the impact on the Company’s pro forma net income (loss) for each period presented would have been as follows:

	Year Ended May 31,

	2005	2004	2003

Net income (loss) available for common shareholders, as reported	$2,382,577	$9,226,528	$(1,854,303)
Add: Stock-based employee compensation expense, as reported	295,410	80,854	23,518
Deduct: Stock-based employee compensation expense determined under the fair-value-based method	(634,610)	(85,424)	(73,750)

Pro forma net income (loss) available for common shareholders — basic	$2,043,377	$9,221,958	$(1,904,535)

Add: Accretion to preferred stock redemption value	102,271	265,902	—

Pro Forma net income (loss) available for common shareholders — diluted	$2,145,648	$9,487,860	—

Total weighted average shares outstanding in computing pro forma net income (loss) per share Basic	5,152,155	1,444,964	1,388,323
Diluted	6,892,204	5,038,997	1,383,323
Net income (loss) per share:
Basic — as reported	$0.46	$6.39	$(1.34)

Diluted — as reported	$0.35	$1.85	$(1.34)

Basic — SFAS No. 123 pro forma	$0.40	$6.38	$(1.37)

Diluted — SFAS No. 123 pro forma	$0.31	$1.88	$(1.37)

      The fair value for each option grant is estimated on the date of grant using the fair value method for grants after June 1, 2004 and the minimum value method for grants prior to May 31, 2004 and the following assumptions:

	Year Ended May 31,

	2005	2004	2003

Expected dividend rate	0%	0%	0%
Expected volatility	60.3% - 110.0%	0%	0%
Expected lives (years)	3 - 4 years	4 years	4 years
Risk-free interest rate	4.10% - 4.73%	3.83% - 4.30%	4.61%
      New Accounting Pronouncements — On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standard No. 123 (revised 2004), Share-Based Payment

CELEBRATE EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(“SFAS No. 123R”). SFAS No. 123R would require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In addition, the adoption of SFAS No. 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. In April 2005, the SEC deferred the effective date for SFAS No. 123R to the beginning of the first fiscal year that begins after June 15, 2005, therefore we will be required to comply with SFAS No. 123R effective the first quarter of fiscal 2007. The Company expects to adopt SFAS 123(R) on the effective date. The Company is currently evaluating the impact of adoption of this statement.
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

2.	Initial Public Offering
      On October 19, 2004 the Company issued 2,057,081 shares of its common stock in an initial public offering. In November 2004 the Company issued 408,570 shares upon exercise by the underwriters of their over allotment option. All shares were sold at an offering price of $15.50 per share. The proceeds to the Company from the offering were $34.0 million, net of $4.2 million in direct and incremental offering expenses and underwriters’ discounts.
      On October 15, 2004 the Company affected a 1-for-1.51 reverse split of its common stock. The common share and per share data in the accompanying financial statements has been restated to reflect this reverse stock split.
      Simultaneous with the closing of the offering, the Company’s 4.7 million outstanding shares of mandatorily redeemable convertible preferred stock were automatically converted into approximately 3.1 million shares of common stock.

3.	Fixed Assets
      Fixed assets consist of the following at May 31:

	2005	2004

Equipment	$3,749,885	$2,350,426
Computers and software	5,087,342	4,636,984
Furniture and fixtures	712,303	523,707
Leasehold improvements	1,009,707	800,796

	10,559,237	8,311,913
Accumulated depreciation	(8,041,885)	(7,349,507)

	$2,517,352	$962,406

      Included in fixed assets are assets under capital lease in the amount of $251,404 at both May 31, 2005 and 2004, and related accumulated depreciation of $235,247 and $202,686 at May 31, 2005 and 2004, respectively.

CELEBRATE EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Depreciation expense was $709,485, $743,331, and $1,168,238 for the years ended May 31, 2005, 2004 and 2003, respectively.

4.	Income Taxes
      Income tax expense (benefit) consists of the following:

	Years Ended May 31,

	2005	2004	2003

Deferred income tax expense	$1,489,259	$209,999	$(535,867)
Change in valuation allowance	—	(9,222,661)	535,867

Total income tax expense (benefit)	$1,489,259	$(9,012,662)	$—

      Differences between income taxes computed by applying the U.S. federal income tax rate of 34% to pretax income are as follows for the years ended May 31:

	2005		2004		2003

Federal income tax expense (benefit) at statutory rate	$1,351,196	34.0%	$163,121	34.0%	$(540,239)	34.0%
Permanent differences and other	91,547	2.3%	46,878	9.8%	4,372	(0.3)%
State income taxes, net of federal effect	46,516	1.2%
Change in valuation allowance	—	0.0%	(9,222,661)	(1922.3)%	535,867	(33.7)%

Income tax expense (benefit)	$1,489,259	37.5%	$(9,012,662)	(1878.5)%	$—	0.0%

      Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets are as follows at May 31 (in thousands):

	2005	2004

Deferred tax assets:
Current:
Reserves and allowances	$233,276	$193,271
Accrued vacation and other	59,576	72,429
Noncurrent:
Net operating loss carry forwards	6,787,825	7,729,513
Excess of book over tax depreciation	414,988	772,666
Stock compensation and warrant expense	4,342	222,005
Charitable contribution carry forwards	23,396	22,778

Deferred tax asset	7,523,403	9,012,662
Valuation allowance	—	—

Net deferred tax asset	$7,523,403	$9,012,662

CELEBRATE EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      During the year ended May 31, 2004, the Company recorded a reduction of $9.2 million in the existing valuation allowance, as the Company believes it is more likely than not that it will generate sufficient taxable income in future years to utilize its deferred tax assets, including net operating loss carryforwards, within any applicable carryover periods.
      As of May 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of $20.0 million that are scheduled to expire between 2017 and 2023 if unused.

5.	Borrowing Arrangements
      In July 2002, the Company entered into a financing transaction with an institutional lender consisting of a $3.9 million loan for working capital and for repayment of its previous debt balances. During December 2002, the Company received an additional $1.1 million from the same lender. The combined notes were secured by the general assets of the Company.
      The lender also received warrants to purchase 162,260 shares of the Company’s Series C preferred stock at an exercise price of $4.16 per share. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: seven-year contractual life, risk-free interest rate of 3.61% to 4.36%, stock price volatility of 62%, fair value of Series C preferred stock of $4.16 per share and no dividends over the expected life. A debt discount of $399,595 was recorded based on the warrants’ relative fair value and was being accreted as a component of interest expense over the term of the note through July 2005. In connection with a new lending arrangement described further within this note, the Company accreted the remaining debt discount during May 2004.
      In May 2004, the Company entered into a new financing transaction with the same lender consisting of a $5.0 million loan for working capital requirements. The existing loan was cancelled, and the outstanding balance of $3.3 million was combined with additional proceeds of $1.7 million. The new note was secured by the general assets of the Company.
      The lender also received warrants to purchase 10,000 shares of the Company’s common stock at an exercise price of $1.10 per share. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: seven-year contractual life, risk-free interest rate of 4.27%, stock price volatility of 44%, and no dividends over the expected life. A debt discount of $66,803 was recorded based on the warrants’ relative fair value and is being accreted as a component of interest expense over the term of the note through April 2006.
      On October 27, 2004, the Company paid in full the note payable in the amount of $5.0 million using the net proceeds of the Company’s initial public offering, and accreted the remaining debt discount at that time.
      Long-Term Obligation — Long-term obligations consist of the following at May 31:

	2005	2004

Note payable with interest only payments at prime plus 2.75%, but at least 7.75% through May 2005	$—	$5,000,000
Capital lease obligations with imputed interest rates ranging from 5.6% to 12% maturing through March 2006	17,102	51,664

	17,102	5,051,664
Less current portion	(17,102)	(34,563)

	$—	$5,017,101

      Interest expense related to warrants totaled $70,012, $301,504, and $115,582 for the years ended May 31, 2005, 2004 and 2003, respectively.

CELEBRATE EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

6.	Commitments and Contingencies
      The Company leases buildings under noncancelable operating lease agreements with expiration dates through December 2008 and renewal options ranging from five to 10 years. Rental expense totaled $632,151, $518,803, and $590,594 for the years ended May 31, 2005, 2004 and 2003, respectively.
      As of May 31, 2005, future annual minimum rental payments under noncancelable operating lease agreements are as follows for the years ending May 31:

Operating Leases

2006	$777,660
2007	792,389
2008	514,908
2009	250,427

$2,335,384

      Contingencies — From time to time, the Company is subject to contingencies resulting from legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its financial position or results of operations.

7.	Mandatorily Redeemable Convertible Preferred Stock
      Prior to the Company’s initial public offering, the Company had designated the following series of mandatorily redeemable convertible preferred stock. As discussed in Note 2, on October 15, 2004 the Company affected a 1-for-1.51 reverse split of its common stock. Simultaneous with the closing of the offering, the Company’s 4.7 million outstanding shares of mandatorily redeemable preferred stock were automatically converted into approximately 3.1 million shares of common stock. All series of mandatorily redeemable convertible preferred stock were at $0.001 par value. The common shares issuable upon conversion listed in the tables below have been restated to give effect to the 1.51-to-1 conversion ratio. Amounts at May 31, 2004 were as follows:

			Common Shares
	Authorized	Shares	Issuable Upon		Liquidation
	Shares	Outstanding	Conversion	Amount	Preference

Series A mandatorily redeemable convertible preferred stock	1,500,005	1,500,005	993,396	$1,780,285	$1,800,006
Series B mandatorily reedemable convertible preferred stock	1,650,000	1,538,814	1,019,094	12,655,375	12,802,932
Series C mandatorily reedemable convertible preferred stock	2,503,846	1,699,765	1,125,685	13,608,122	14,142,045

	5,653,851	4,738,584	3,138,175	$28,043,782	$28,744,983

      Series A Mandatorily Redeemable Convertible Preferred Stock — Each share of Series A preferred stock was convertible at any time, at the option of the holder, into one share of common stock. Series A stock was automatically converted into shares of common stock upon the earlier of the closing of a public offering with an offering price of no less than $12.00 per share and aggregate proceeds of at least $20 million or upon a vote to convert by holders of 67% of the outstanding Series A preferred stock.

CELEBRATE EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Series A preferred shares were able to be redeemed, at the option of the holder, at any time after September 30, 2005, at $1.20 per share plus any declared but unpaid dividends. In the event of liquidation of the Company, the holders of Series A preferred stock were entitled to receive, prior to any distributions to the common shareholders, an amount equal to $1.20 per share plus any dividends declared but unpaid.
      Series B Mandatorily Redeemable Convertible Preferred Stock — Series B preferred stock has the same rights and preferences as Series A preferred stock with the following exceptions:

Series B preferred shares were able to be redeemed, at the option of the holder, at any time after September 30, 2005, at $8.32 per share plus any declared but unpaid dividends. In the event of liquidation of the Company, the holders of Series B preferred stock were entitled to receive, prior to any distributions to the common shareholders, an amount equal to $8.32 per share plus any dividends declared but unpaid.
      Series C Mandatorily Redeemable Convertible Preferred Stock — Series C preferred stock has the same rights and preferences as Series B preferred stock with the following exceptions:

In the event of liquidation of the Company, the holders of Series C preferred stock were entitled to receive, prior to any distributions to the common stock or Series A or Series B shareholders, an amount equal to $8.32 per share plus any dividends declared but unpaid. After all preferred distributions were made each share of Series C preferred would share in any remaining distributions to common shareholders as if converted on a one-for-one basis.
      During the year ended May 31, 2001, in connection with the issuance Series C preferred stock, the Series C preferred shareholders also received warrants to purchase 72,116 shares of Series C preferred stock of the Company at $0.01 per share and warrants to purchase 300,481 shares of common stock at $0.01 per share. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: 10-year contractual life, risk-free interest rates ranging from 4.57% to 6.03%, stock price volatility of 60%, fair value of Series C preferred stock of $8.32 per share and the fair value of common stock of $0.25 per share and no dividends over the expected life. The $565,505 fair value of the preferred warrants was recorded as a component of mezzanine equity. These preferred stock warrants were exercised in fiscal 2004. The $70,455 fair value of the common warrants was recorded as a component of shareholders’ equity (deficit).
      During November 2001, in connection with the issuance of Series C preferred stock, the Series C preferred shareholders also received warrants to purchase an additional 120,192 shares of Series C preferred stock at $0.01 per share. The $499,809 fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: 10-year contractual life, risk-free interest rate of 4.65%, stock price volatility of 41%, fair value of Series C preferred stock of $4.16 per share and no dividends over the expected life and was recorded as a component of mezzanine equity.
      During July 2002, $42,034 in notes payable to an existing preferred shareholder was converted into 5,052 shares of Series C preferred stock. Upon conversion, the holder also received warrants to purchase 5,052 shares of Series C preferred stock at $0.01 per share. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: 10-year contractual life, risk-free interest rate of 4.85%, stock price volatility of 62%, fair value of Series C preferred stock of $4.16 per share and no dividends over the expected life and was recorded as a component of mezzanine equity.

CELEBRATE EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      As noted above, simultaneous with the closing of the offering, the Company’s 4.7 million outstanding shares of mandatorily redeemable preferred stock were automatically converted into approximately 3.1 million shares of common stock. The following tables summarize information about mandatorily redeemable convertible preferred stock and preferred stock warrants for the years ended May 31, 2003, 2004 and 2005:

	Mandatorily Redeemable

							Warrants to Purchase
	Series A		Series B		Series C		Series C

	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Amount

Balance, May 31, 2002	1,500,005	$1,780,285	1,538,814	$12,655,375	1,622,597	$12,489,605	233,342	$1,201,245
Conversion of note payable to Series C preferred stock					5,052	21,025
Issuance of Series C preferred stock warrants							167,312	420,604
Accretion of redemption value						265,364

Balance, May 31, 2003	1,500,005	1,780,285	1,538,814	12,655,375	1,627,649	12,775,994	400,654	1,621,849
Accretion of redemption value						265,902
Exercise of Series C preferred stock warrants					72,116	566,226	(72,116)	(565,505)

Balance, May 31, 2004	1,500,005	1,780,285	1,538,814	12,655,375	1,699,765	13,608,122	328,538	1,056,344
Accretion of redemption value						102,271
Conversion to common stock warrants							(27,175)	(199,439)
Conversion to shares of common stock	(1,500,005)	(1,780,285)	(1,538,814)	(12,655,375)	(1,699,765)	(13,710,393)	(301,363)	(856,905)

Balance, May 31, 2005	—	$—	—	$—	—	$—	—	$—

      The discount on Series C preferred stock was accreted to common stock on a straight-line basis, which does not vary significantly from the effective interest method, up to the earliest available redemption date of September 30, 2005.
      There were warrants to purchase 41,032 shares of mandatorily convertible preferred stock which were not exercised at the time of the Company’s initial public offering. Upon closing of the offering, these warrants automatically became warrants to purchase 27,175 shares of our common stock. On April 19, 2005 these warrants were net exercised and 2,796 shares of our common stock were issued.
      The following table summarizes the information related to outstanding warrants to purchase, on a one-for-one basis, shares of mandatorily redeemable convertible Series C preferred stock and common stock as follows at May 31, 2004 and 2003. There were no warrants outstanding as of May 31, 2005.

	2004		2003

Preferred Warrants	41,034	$8.32	41,034	$8.32
	162,260	4.16	162,260	4.16
	125,244	0.01	197,360	0.01

Total	328,538		400,654

Common Warrants	6,622	$1.66	199,233	$0.02

CELEBRATE EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

8.	Income (Loss) Per Share
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
      The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended May 31:

	2005	2004	2003

Net income (loss) available for common shareholders — basic	$2,382,577	$9,226,528	$(1,854,303)
Add: Accretion to preferred stock redemption value	102,271	265,902

Net income (loss) available for common shareholders — diluted	$2,484,848	$9,492,430	$(1,854,303)

Weighted average common shares outstanding	5,152,155	1,444,964	1,388,323
Basic net income (loss) per share	$0.46	$6.39	$(1.34)

Common share equivalents:
Dilutive effect of common stock options	579,514	300,457
Dilutive effect of common and preferred stock warrants	65,856	256,412
Dilutive effect of mandatorily redeemable convertible preferred stock	1,229,477	3,125,544

Weighted average common shares and common share equivalents	7,027,002	5,127,377	1,388,323
Diluted net income (loss) per share	$0.35	$1.85	$(1.34)

      The following is a summary of the weighted average securities during the respective periods that have been excluded from the calculation because the effect on net income (loss) would be antidilutive:

	Year Ended May 31,

	2005	2004	2003

Mandatorily redeemable convertible preferred stock	—	—	3,090,141
Preferred stock warrants	—	—	251,226
Common stock warrants	—	—	198,996
Common stock options	23,589	79,291	554,307

	23,589	79,291	4,094,670

9.	Stock Option Plan
      In July 2004, the Board adopted the 2004 Amended and Restated Equity Incentive Plan (the “2004 Plan”) which amended and restated in its entirety the 1999 Amended and Restated Equity Incentive Plan (the “1999 Plan”). Options granted prior to July 10, 2004 shall remain in effect and subject to the terms of the 1999 Plan. A total of 1,549,669 shares of common stock were authorized for issuance under the 2004 Plan. Generally, options vest at the rate of 25% on the first anniversary of the grant and 25% each successive year

CELEBRATE EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
until fully vested. Options granted under the 2004 Plan are exercisable over a period of time, not to exceed 10 years, designated by the Board and are subject to other terms and conditions as determined by the Board. When a stock award expires or is terminated before it is exercised, the shares become available for issuance under the 2004 Plan.
      The 2004 Plan permits the grant of options to directors, officers, employees, consultants, and advisors. Options may be either incentive stock options or nonqualified stock options. The 2004 Plan also permits the grant of stock bonuses and rights to purchase restricted stock. There were 527,012 shares remaining for future grant under the Plan as of May 31, 2005.
      Beginning on June 1, 2006, the number of reserved shares will be increased annually on the first day of each fiscal year by the lesser of (i) 3% of the total number of shares of common stock outstanding on the last day of the previous fiscal year, (ii) 198,675 shares, or (iii) a lesser number of shares as determined by our board of directors.
      Stock option transactions are summarized as follows:

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Number of shares under option:
Outstanding — beginning of year	702,588	$1.36	522,972	$1.68	539,902	$1.89
Granted	288,055	14.36	306,303	0.82	81,940	0.41
Exercised	(120,103)	0.68	(46,608)	0.27	(3,106)	0.19
Cancelled or expired	(112,956)	11.87	(80,079)	2.02	(95,764)	1.85

Outstanding — end of year	757,584	4.86	702,588	1.36	522,972	1.68

Exercisable — end of year	395,331	2.35	366,334	1.91	319,871	2.32

      Additional information regarding options outstanding as of May 31, 2005 is as follows:

	Number	Weighted- Average)	Number
Range of Exercise Prices	Outstanding	Remaining	Exercisable
		Contractual
		Life (in
		Years

$0.15-0.53	428,722	7.1	291,740
1.66-1.72	72,190	8.7	21,172
7.55	57,790	4.3	57,790
12.07-14.72	121,136	9.2	21,859
16.06-18.75	77,746	9.7	2,770

	757,584		395,331

      The weighted-average fair value at grant date of options granted during fiscal 2005, 2004 and 2003 was $9.87, $3.61 and $0.07, respectively. There were 167,563 options granted in fiscal 2005 with exercise prices less than the market value on the date of grant. The weighted-average fair value at the date of grant for these options was $10.55. The remaining options granted in 2005 had exercise prices equal to the market value on the date of grant and had a weighted-average fair value at the date of grant of $8.93. The exercise price of all options granted in 2004 was less than the fair value of the stock on the grant date. The exercise price of all options granted in fiscal 2003 was equal to the fair value on the grant date.

CELEBRATE EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      All recorded stock compensation expense relates to options granted prior to our October 2004 initial public offering. For such options, the Company determined the fair value of the underlying common stock using a retrospective valuation approach based on several factors, including market capitalizations of similar retailers and discounted cash flow modeling techniques. The valuations were performed by Company personnel and supported by a valuation report received from an independent valuation firm. Subsequent to the offering date the fair value of options granted is determined based on the market value on the date of grant.
      Stock-based compensation is recorded in the Statements of Operations in the line item corresponding to the compensation for the option grantee. The Company recognized stock-based compensation expense in the respective periods, as follows:

	Years Ended May 31,

	2005	2004	2003

Cost of sales	$20,112	$8,191	$—
Fulfillment	19,608	3,268	—
Selling and marketing	183,868	95,571	—
General and administrative	71,822	15,476	35,633

	$295,410	$122,506	$35,633

10.	Employee Stock Purchase Plan
      Effective in October 2004, the Company adopted an Employee Stock Purchase Plan (the “ESPP”) to provide certain eligible employees with the opportunity to purchase from the Company shares of common stock of the Company at a discount from the market price. Employees may contribute a maximum of 15% of his or her total earnings through payroll deductions. The accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date.
      The ESPP provides for consecutive six month offering periods, with the offering periods beginning on April 1 and October 1, and ending on September 30 and March 31, respectively of each year thereafter. The first business day of each offering period is the offering date. The last business day of each offering period is the purchase date for the applicable offering period. The purchase price per share will be equal to 85% of the fair market value of a share on the offering date for the applicable offering period, or if lower, the fair market value of a share on the applicable purchase date in such a period.
      The Company’s board of directors has reserved 132,450 shares of common stock for issuance under the ESPP. The number of shares of common stock reserved and available for issuance pursuant to the ESPP will automatically increase on June 1 of each year until and including June 1, 2010, by a number of shares equal to the lesser of (i) 132,450, (ii) 2% of the number of shares of common stock of the Company outstanding on that date, or (iii) a lesser number determined by the board of directors or a committee appointed by the board of directors.

11.	Employee Benefit Plan
      The Company sponsors a 401(k) Profit Sharing Plan (the “Plan”), which covers all eligible employees. The Plan is a qualified defined contribution plan in which all eligible employees may elect to have a percentage of their pretax compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service. The Company can match contributions and provide profit sharing contributions. The Company made no such contributions during the years ended May 31, 2005, 2004 or 2003.

CELEBRATE EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

12.	Quarterly Financial Data (Unaudited)
      The following tables set forth our unaudited quarterly results of operations data for the eight most recent quarters for the period ended May 31, 2005. We have prepared this information on the same basis as the Statements of Operations and the information includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary.

	2005 Quarter Ended
					Total
	Aug. 31	Nov. 30	Feb. 28	May 31	2005 YTD

	(In thousands, except per share amounts)
Net sales	$14,523	$18,770	$16,304	$19,541	$69,138
Cost of sales	7,361	9,303	7,885	9,438	33,987

Gross margin	7,162	9,467	8,419	10,103	35,151
Operating expenses:
Fulfillment	1,821	1,945	1,982	2,291	8,039
Selling and marketing	3,392	4,579	4,220	4,596	16,787
General and administrative	1,431	1,719	1,561	1,771	6,482

Total operating expenses	6,644	8,243	7,763	8,658	31,308
Income from operations	518	1,224	656	1,445	3,843
Other income (expense), net:
Interest income (expense), net	(111)	(144)	172	214	131

Net income before income taxes	407	1,080	828	1,659	3,974
Income tax expense	(166)	(395)	(307)	(621)	(1,489)

Net income	241	685	521	1,038	2,485

Accretion to preferred stock redemption value	(66)	(36)	—	—	(102)

Net income available for common shareholders’	$175	$649	$521	$1,038	$2,383

Net income per share:
Basic	$0.11	$0.16	$0.07	$0.14	$0.46

Diluted	$0.05	$0.11	$0.07	$0.13	$0.35

CELEBRATE EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

	2004 Quarter Ended
					Total
	Aug. 31	Nov. 30	Feb. 28	May 31	2004 YTD

	(In thousands, except per share amounts)
Net sales	$10,528	$13,158	$12,634	$15,619	$51,939
Cost of sales	5,421	6,761	6,450	7,942	26,574

Gross margin	5,107	6,397	6,184	7,677	25,365
Operating expenses:
Fulfillment	1,581	1,507	1,646	1,893	6,627
Selling and marketing	2,805	3,540	2,990	3,499	12,834
General and administrative	1,191	1,119	1,103	1,223	4,636

Total operating expenses	5,577	6,166	5,739	6,615	24,097
Income (loss) from operations	(470)	231	445	1,062	1,268
Other income (expense), net:
Interest income (expense), net	(151)	(159)	(148)	(330)	(788)

Net income (loss) before income taxes	(621)	72	297	732	480
Income tax expense	—	—	—	9,013	9,013

Net income (loss)	(621)	72	297	9,745	9,493

Accretion to preferred stock redemption value	(67)	(66)	(67)	(66)	(266)

Net income (loss) available for common shareholders’	$(688)	$6	$230	9,679	9,227

Net income (loss) per share:
Basic	$(0.49)	$0.00	$0.16	$6.27	$6.39

Diluted	$(0.49)	$0.01	$0.06	$1.86	$1.85

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures.
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
      We have reviewed our internal controls over financial reporting and have made no changes during the quarter ended May 31, 2005 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
      None.
PART III
      Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its annual meeting of shareholders to be held on October 20, 2005, and the information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant.
      The information required by Item 10 is incorporated by reference to the Proxy Statement for our 2005 annual meeting under the captions “Management,” “Nominees and Directors” and “Corporate Governance.”
      Code of Ethics. We have adopted a “Code of Ethics” applicable to our directors, officers and employees including our Chief Executive Officer and our senior financial officers. Our Code of Ethics is available in the Investor Information section of our website www.celebrateexpress.com or by requesting a free copy by writing nus at Celebrate Express, Inc., 11220 -120th Avenue NE, Kirkland, Washington 98033, attention Investor Relations. We intend to satisfy the disclosure requirements regarding any amendment to, or waiver from, a provision of our Code of Ethics by disclosing such matters in the Investor Relations section of our website.

Item 11.	Executive Compensation.
      The information required by Item 11 is incorporated by reference to the Proxy Statement for our 2005 Annual Meeting under the caption “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The information required by Item 12 is incorporated by reference to the Proxy Statement for our 2005 Annual Meeting under the caption “Security Ownership by Certain Beneficial Holders”.

Item 13.	Certain Relationships and Related Transactions.
      The information required by Item 13 is incorporated by reference to the Proxy Statement for our 2005 Annual Meeting.

Item 14.	Principal Accountant Fees and Services.
      The information required by Item 14 is incorporated by reference to the Proxy Statement for our 2005 Annual Meeting under the caption “Principal Accountant Fees and Services.”
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      (a) The following documents are filed as part of this report:

(1) Financial Statements and Reports of Grant Thorton LLP and Deloitte & Touche LLP

(2) Exhibits

3	.1(1)	Amended and Restated Articles of Incorporation of Celebrate Express, Inc.
3	.2(1)	Bylaws of the Registrant — Celebrate Express, Inc.
4	.1(1)	Specimen Common Stock Certificate.
4	.2(1)	Amended and Restated Investor’s Rights Agreement dated November 15, 2001, by and among the Company and the investors named therein.
10	.1(1)*	Form of Indemnity Agreement entered into by the Registrant and each of its directors and executive officers
10	.2(1)*	2004 Amended and Restated Equity Incentive Plan and forms of agreements thereunder
10	.3(1)*	Employee Stock Purchase Plan
10	.4(1)	Loan and Security Agreement, dated May 21, 2004, by and between the Registrant and ORIX Venture Finance, LLC and agreements thereunder
10	.5(1)	Lease agreement between Registrant and Highwoods Realty Limited Partnership dated November 12, 1999
10	.6(1)	First Amendment to Lease between Registrant and Highwoods Realty Limited Partnership dated June 14, 2004
10	.7(1)	Lease agreement between Registrant and Queen Investment Company dated October 1, 2003
10	.8(1)	Lease Amendment No. 1 between Registrant and Queen Investment Company dated March 3, 2004
10	.9(2)	Second Amendment to Lease Agreement between the Company and Highwoods Realty Limited Partnership, dated as of December 15, 2004
10.10		Severance agreement with Allen McDowell, dated May 6, 2005.
23.1		Consent of Grant Thorton LLP, Independent Registered Public Accounting Firm
23.2		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1		Rule 13a-14(a) Certification (CEO)
31.2		Rule 13a-14(a) Certification (CFO)
32.1		Section 1350 Certification (CEO)
32.2		Section 1350 Certification (CFO)

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-117459), as amended, initially filed with the Securities and Exchange Commission on July 16, 2004.

(2)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Securities & Exchange Commission on April 14, 2005.

*	Management compensatory plans, contract or arrangement required to be filed as exhibits to this report.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELEBRATE EXPRESS, INC.

By:	/s/ Michael K. Jewell

Michael K. Jewell
Chief Executive Officer
Date: August 22, 2005

By:	/s/ Darin L. White

Darin L. White
Vice President, Finance
Date: August 22, 2005
POWER OF ATTORNEY
      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael K. Jewell and Darin L. White, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael K. Jewell Michael K. Jewell	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	August 22, 2005

/s/ Darin L. White Darin L. White	Vice President, Finance and Secretary (Principal Financial and Accounting Officer)	August 22, 2005

/s/ Keith Crandell Keith Crandell	Director	August 22, 2005

/s/ Estelle DeMuesy Estelle DeMuesy	Director	August 22, 2005

/s/ Donald R. Hughes Donald R. Hughes	Director	August 22, 2005

Signature	Title	Date

/s/ Tim McGarvey Tim McGarvey	Director	August 22, 2005

/s/ Jean Reynolds Jean Reynolds	Director	August 22, 2005

/s/ Ronald A. Weinstein Ronald A. Weinstein	Director	August 22, 2005

EXHIBIT INDEX

Exhibit
No.		Description

3	.1(1)	Amended and Restated Articles of Incorporation of Celebrate Express, Inc.

3	.2(1)	Bylaws of the Registrant — Celebrate Express, Inc.

4	.1(1)	Specimen Common Stock Certificate.

4	.2(1)	Amended and Restated Investor’s Rights Agreement dated November 15, 2001, by and among the Company and the investors named therein.

10	.1(1)*	Form of Indemnity Agreement entered into by the Registrant and each of its directors and executive officers

10	.2(1)*	2004 Amended and Restated Equity Incentive Plan and forms of agreements thereunder

10	.3(1)*	Employee Stock Purchase Plan

10	.4(1)	Loan and Security Agreement, dated May 21, 2004, by and between the Registrant and ORIX Venture Finance, LLC and agreements thereunder

10	.5(1)	Lease agreement between Registrant and Highwoods Realty Limited Partnership dated November 12, 1999

10	.6(1)	First Amendment to Lease between Registrant and Highwoods Realty Limited Partnership dated June 14, 2004

10	.7(1)	Lease agreement between Registrant and Queen Investment Company dated October 1, 2003

10	.8(1)	Lease Amendment No. 1 between Registrant and Queen Investment Company dated March 3, 2004

10	.9(2)	Second Amendment to Lease Agreement between the Company and Highwoods Realty Limited Partnership, dated as of December 15, 2004

10.10		Severance agreement with Allen McDowell, dated May 6, 2005.

23.1		Consent of Grant Thorton LLP, Independent Registered Public Accounting Firm

23.2		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1		Rule 13a-14(a) Certification (CEO)

31.2		Rule 13a-14(a) Certification (CFO)

32.1		Section 1350 Certification (CEO)

32.2		Section 1350 Certification (CFO)

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-117459), as amended, initially filed with the Securities and Exchange Commission on July 16, 2004.

(2)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Securities & Exchange Commission on April 14, 2005.

*	Management compensatory plans, contract or arrangement required to be filed as exhibits to this report.