Form 10-Q
period 2005-08-31
CELEBRATE EXPRESS, INC.
filed 2005-10-14
CIK 1100124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-50973

CELEBRATE EXPRESS, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1644428
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

11220 – 120th Avenue NE
Kirkland, Washington	98033
(Address of principal executive offices)	(Zip Code)
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
Yes ☐ No ☑
As of September 30, 2005, there were 7,674,909 shares of the registrant’s common stock outstanding.

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
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CELEBRATE EXPRESS, INC.
BALANCE SHEETS

	August 31, 2005	May 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,339,583	$30,768,694
Accounts receivable	389,537	213,365
Inventories	10,484,176	8,396,006
Prepaid expenses	4,597,753	3,461,381
Deferred income taxes	292,852	292,852

Total current assets	46,103,901	43,132,298

Fixed assets, net	2,804,739	2,517,352
Deferred income taxes	7,109,004	7,230,551
Other assets, net	172,356	176,633

Total assets	$56,190,000	$53,056,834

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,340,592	$2,968,546
Accrued liabilities	3,783,274	2,070,800
Current portion of capital leases	12,038	17,102

Total current liabilities	7,135,904	5,056,448

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $0.001 par value and additional paid-in-capital — authorized, 10,000,000 shares; issued and outstanding, 7,547,441 shares at August 31, 2005; 7,522,712 shares at May 31, 2005	64,309,279	64,336,626
Unearned stock-based compensation	(345,162)	(726,206)
Accumulated deficit	(14,910,021)	(15,610,034)

Total shareholders’ equity	49,054,096	48,000,386

Total liabilities and shareholders’ equity	$56,190,000	$53,056,834

CELEBRATE EXPRESS, INC.
STATEMENTS OF INCOME
(unaudited)

	Three months ended
	August 31, 2005	August 31, 2004
Net sales	$17,927,704	$14,522,822
Cost of sales	8,917,084	7,360,742

Gross margin	9,010,620	7,162,080

Operating expenses:
Fulfillment	2,310,502	1,820,559
Selling and marketing	4,021,569	3,392,576
General and administrative	1,819,588	1,430,940

Total operating expenses	8,151,659	6,644,075

Income from operations	858,961	518,005

Other income (expense), net;

Interest income (expense), net	241,725	(110,975)

Net income before income taxes	1,100,686	407,030

Income tax expense	(400,673)	(166,060)

Net income	700,013	240,970

Accretion to preferred stock redemption value	—	(66,476)

Net income available for common shareholders	$700,013	$174,494

Net income per share:
Basic	$0.09	$0.11

Diluted	$0.09	$0.05

Weighted average shares outstanding:
Basic	7,528,983	1,636,993
Diluted	7,958,999	5,265,643

CELEBRATE EXPRESS, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Common stock and				Total
	additional paid-in-capital		Unearned	Accumulated	shareholders
	Shares	Amount	compensation	deficit	equity (deficit)
BALANCE—May 31, 2005	7,522,712	$64,336,626	($726,206)	($15,610,034)	$48,000,386

Exercise of common stock options	24,729	14,511			14,511
Cancellation of stock options		(320,984)	320,984		—
Tax effect of stock option exercises		279,126			279,126
Amortization of stock-based compensation			60,060		60,060
Net Income				700,013	700,013

BALANCE—August 31, 2005	7,547,441	$64,309,279	($345,162)	($14,910,021)	$49,054,096

CELEBRATE EXPRESS, INC.
STATEMENT OF CASH FLOWS
(unaudited)

	Three months ended
	August 31, 2005	August 31, 2004
Cash flows from operating activities:
Net income	$700,013	$240,970
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	400,673	166,060
Depreciation and amortization	255,614	148,564
Noncash compensation expense—stock options	60,060	67,687
Amortization of deferred financing costs	—	3,125
Accretion of debt discount	—	8,349
Changes in operating assets and liabilities:
Accounts receivable	(176,172)	(31,993)
Inventories	(2,088,170)	(1,412,541)
Prepaid expenses and other assets	(1,136,372)	(1,872,566)
Accounts payable	372,046	1,607,077
Accrued liabilities	1,712,474	682,249

Net cash provided by (used in) operating activities	100,166	(393,019)

Cash flows from investing activities:
Payments for purchases of fixed assets	(538,724)	(429,039)

Net cash used in investing activities	(538,724)	(429,039)

Cash flows from financing activities:
Principal payments on capital lease obligations	(5,064)	(10,309)
Proceeds from exercise of stock options	14,511	1,141

Net cash provided by (used in) financing activities	9,447	(9,168)

Net decrease in cash and cash equivalents	(429,111)	(831,226)

Cash and cash equivalents:
Beginning of period	30,768,694	2,243,300

End of period	$30,339,583	$1,412,074

Supplemental disclosures of cash flow information:
Cash paid for interest	$214	$111,872

Supplemental disclosures of noncash financing and investing activities:
Cancellation of unvested stock options	$320,984	—
Accretion of preferred stock discounts	—	$66,476
Tax effect of stock option exercises	$279,126	—

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
     Basis of Presentation —Management has prepared the accompanying financial statements in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities Exchange Commission. The financial information as of August 31, 2005 and for the three-month periods ended August 31, 2005 and August 31, 2004 is unaudited. In the opinion of management, such information contains all adjustments, consisting of normal, recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for such interim periods are not necessarily indicative of the expected results of operations for the full fiscal year. These financial statements and related notes should be read in connection with the Company’s Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K filed for the year ended May 31, 2005. The balance sheet at May 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.
     New accounting pronouncements — On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standard No. 123 (revised 2004), Share-Based Payment (“SFAS No.123R”). SFAS No. 123R would require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In addition, the adoption of SFAS No. 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. In April 2005, the SEC deferred the effective date for SFAS No. 123R to the beginning of the first fiscal year that begins after June 15, 2005. Therefore, we will be required to comply with SFAS No. 123R effective the first quarter following our fiscal year ending May 31, 2006. The Company is currently evaluating the impact of adoption of this statement.
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
     Had compensation cost been determined using Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the impact on the Company’s net income (loss) for each period presented would have been as follows:

	Three Months Ended August 31,
	2005	2004
Net income available for common shareholders, as reported	$700,013	$174,494

Add: Stock-based employee compensation expense, as reported	$60,060	44,672
Deduct: Stock-based employee compensation expense determined under the fair-value-based method	(109,469)	(62,943)

Pro forma net income available for common shareholders — basic	$650,604	$156,223

Add: Accretion to preferred stock redemption value	—	66,476

Pro Forma net income available for common shareholders — diluted	$650,604	$222,699

Total weighted average shares outstanding in in computing pro forma net income per share
Basic	7,528,983	1,636,993
Diluted	7,881,034	5,203,756

Net income per share:
Basic — as reported	$0.09	$0.11

Diluted — as reported	$0.09	$0.05

Basic — SFAS No. 123 pro forma	$0.09	$0.10

Diluted — SFAS No. 123 pro forma	$0.08	$0.04

2. Inventories
     Inventories are stated at the lower of market or weighted-average cost on a first-in first-out basis. The Company writes down inventory for estimated obsolescence or damage for the excess cost of the inventory over estimated market value based upon assumptions about future demand and market conditions.
     The components of inventories were as follows (in thousands):

	August 31, 2005	May 31, 2005
Finished goods	$10,102	$7,877
Raw materials	382	519

	$10,484	$8,396

3. Income Per Share
     Basic net income per share is based on the weighted-average number of common shares outstanding. Diluted net income per share is based on the weighted number of common shares and common share equivalents outstanding. Common shares and common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and warrants and the conversion of mandatorily redeemable convertible preferred stock, except when the effect of their inclusion would be antidilutive.
     The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	August 31, 2005	August 31, 2004
Net income available for common shareholders — basic	$700,013	$174,494
Add: Accretion to preferred stock redemption value	—	66,476

Net income available for common shareholders — diluted	$700,013	$240,970

Weighted average common shares outstanding	7,528,983	1,636,993
Basic net income per share	$0.09	$0.11

Common share equivalents:
Dilutive effect of common stock options	430,016	340,610
Dilutive effect of common and preferred stock warrants	—	149,865
Dilutive effect of mandatorily redeemable convertible preferred stock	—	3,138,175

Weighted average common shares and common share equivalents	7,958,999	5,265,643
Diluted net income per share	$0.09	$0.05

     The following is a summary of the weighted average securities during the respective periods that have been excluded from the calculation because the effect on net income would be antidilutive:

	Three Months Ended
	August 31, 2005	August 31, 2004
Common stock options	138,193	3,976
4. Subsequent Event
     In connection with the termination of three senior level employees in July 2005, including the Company’s Chief Merchandising and Marketing Officer and Vice President, Storybook, in September 2005 the Company received a complaint alleging, among other things, that these employees were wrongfully terminated in violation of public policy. In their prayer for relief, the plaintiffs seek front pay, back pay, value of lost benefits, value of lost stock options, unpaid wages, and double damages. The Company is reviewing the complaint and evaluating any potential exposure. Although the Company believes it has defenses to these allegations, the Company does not have sufficient information to assess the amount of potential damages or litigation costs in connection with this suit. Therefore, no amounts have been recorded related to this matter in the results for the three months ended August 31, 2005. While the outcome of this matter is uncertain, the ultimate resolution may have a material impact on future earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this quarterly report on Form 10-Q and our annual report of Form 10-K filed for our fiscal year ended May 31, 2005. All statements in the following discussion that are not reports of historical information or descriptions of current accounting policy are forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation “Factors That May Affect Future Operating Results “ set forth in this Form 10-Q, and the audited financial statements and the notes thereto and disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Factors That May Affect Future Operating Results,” “Financial Statements,” and “Notes to Financial Statements,” included in annual report of Form 10-K filed for our fiscal year ended May 31, 2005.
Overview
Celebrate Express is a leading provider of celebration products serving families with young children via the Internet and catalogs. We offer a broad assortment of proprietary and third party children’s party products, girls’ special occasion and specialty apparel and children’s costumes, complemented by a wide variety of accessories. Our centralized inventory management maximizes product availability and allows us to customize our product assortment to meet specific customer needs. We have designed our business infrastructure to share distribution, customer support, marketing, and technology resources across all of our brands. Our goal is to help busy parents celebrate the special moments in their children’s lives.
To date, we have derived our revenue primarily from the sale of party related products from our Birthday Express website and catalog. For the three months ended August 31, 2005, we generated $17.9 million in net sales, an increase of 23.4% from $14.5 million in the three months ended August 31, 2004. Our gross margin as a percentage of sales improved to 50.3% in the three months ended August 31, 2005 from 49.3% in the three months ended August 31, 2004. For the three months ended August 31, 2005, our net income before income taxes increased to $1.1 million from $407,000 in the three months ended August 31, 2004.
In connection with the termination of three senior level employees in July 2005, including the Company’s Chief Merchandising and Marketing Officer and Vice President, Storybook, in September 2005 the Company received a complaint alleging, among other things, that these employees were wrongfully terminated in violation of public policy. In their prayer for relief, the plaintiffs seek front pay, back pay, value of lost benefits, value of lost stock options, unpaid wages, and double damages. The Company is reviewing the complaint and evaluating any potential exposure. Although the Company believes it has defenses to these allegations, the Company does not have sufficient information to assess the amount of potential damages or litigation costs in connection with this suit. Therefore, no amounts have been recorded related to this matter in the results for the three months ended August 31, 2005. While the outcome of this matter is uncertain, the ultimate resolution may have a material impact on future earnings.
Comparison of Three Months Ended August 31, 2005 and August 31, 2004
Net Sales
Our net sales are comprised of product sales and shipping revenue. Net sales increased 23.4% to $17.9 million in the three months ended August 31, 2005 from $14.5 million in the three months ended August 31, 2004. The increase in net sales is due primarily to expanded direct marketing efforts. The increase in net sales in the three months ended August 31, 2005 over the same period in 2004 reflects an increase of approximately 20.1% in the number of orders shipped, which grew to approximately 219,000 orders in the three months ended August 31, 2005 from approximately 182,000 orders in the three months ended August 31, 2004. Net sales per order for the three months ended August 31, 2005 was $82.03, compared with net sales per order of $79.81 for the three months ending August 31, 2004, an increase of 2.8%. We added approximately 118,000 new customers to our database during the first quarter, compared with 95,500 new customers added in the same quarter last year, an increase of 23.5%. Revenue from our repeat customers represented approximately 47% of revenue during three months ended August 31, 2005 compared with 50% during the three months ended August 31, 2004.
Gross Margin
Our gross margin consists of net sales less cost of sales. Our cost of sales consists primarily of product costs, costs associated with our in-house production facility, including wages and depreciation, design and production costs for our apparel and costume brands, inbound and outbound shipping costs, and packaging materials for outbound shipments.

Gross margin increased 25.8% to $9.0 million in the three months ended August 31, 2005 from $7.2 million in the three months ended August 31, 2004, due primarily to increased sales. Our gross margin percentage improved to 50.3% of net sales in the three months ended August 31, 2005 from 49.3% in the three months ended August 31, 2004. The increase in gross margin as a percent of revenue is due in part to an increase in the percentage of revenue derived from proprietary products in our Birthday Express brand, which grew to roughly 65% in the first quarter of fiscal 2006, compared with roughly 60% in the first quarter of fiscal 2005. The increase in gross margin as a percentage of revenue can also be attributed in part to a shift in revenue mix from our Storybook Heirlooms brand, to our higher margin Birthday Express and Costume Express brands.
Fulfillment
Our fulfillment expenses consist primarily of labor and other operating costs associated with our customer support center in Kirkland, Washington and our distribution center in Greensboro, North Carolina. Our fulfillment expenses increased 26.9% to $2.3 million in the three months ended August 31, 2005 from $1.8 million in the three months ended August 31, 2004. As a percentage of net sales, these expenses increased to 12.9% in the three months ended August 31, 2005 from 12.5% in the three months ended August 31, 2004. The increase in fulfillment costs is due primarily to an increase in rent, utilities and depreciation as a percentage of revenue, due to the expansion of our warehouse and customer service areas in the second and third quarters of fiscal 2005.
Selling and Marketing
Our selling and marketing expenses consist primarily of advertising costs, wages and related payroll benefits for our internal marketing and merchandising staff. Advertising costs include online marketing efforts, print advertising and other direct marketing strategies. Online advertising costs are generally expensed as incurred. Prepaid direct marketing expenses consist of third-party costs including paper, printing and mailing costs and are capitalized and amortized over their expected period of future benefit, which is generally from 90 to 120 days. Selling and marketing costs increased 18.5% to $4.0 million in the three months ended August 31, 2005 from $3.4 million in the three months ended August 31, 2004, due primarily to increases in online advertising and direct marketing circulation costs of $635,000. As a percentage of net sales, selling and marketing expenses decreased to 22.4% in the three months ended August 31, 2005 from 23.4% in the three months ended August 31, 2004. The change as a percentage of net sales is due primarily to decreases in fixed costs included in selling and marketing expenses as a percentage of net sales.
General and Administrative
Our general and administrative expenses consist primarily of wages and related payroll benefits for our administrative and technology employees. These expenses also include credit card fees, legal and accounting professional fees, insurance, network fees, systems depreciation, bad debt expense, and other general corporate expenses. General and administrative expenses increased 27.2% to $1.8 million in the three months ended August 31, 2005 from $1.4 million in the three months ended August 31, 2004. Professional fees, insurance premiums and other related costs increased $267,000 in the three months ended August 31, 2005, compared with the three months ended August 31, 2004 primarily as a result of operating as a public company. Credit card fees increased by $96,000 in the three months ended August 31, 2005, compared with the three months ended August 31, 2004, due to the increase in net sales. As a percentage of net sales, our general and administrative expenses increased to 10.2% in the three months ended August 31, 2005 from 9.9% in the three months ended August 31, 2004.
Other Income (Expense), Net
The improvement in other income to $242,000 in the three months ended August 31, 2005, compared with other expense of ($111,000) in the three months ended August 31, 2004, is due primarily to interest earned from the proceeds from our initial public offering and the repayment of our $5.0 million term loan.
Income Taxes
In the three months ended August 31, 2005, we recognized income tax expense of $401,000 on income before taxes of $1.1 million, an effective tax rate of 36.4%. In the three months ended August 31, 2004, we recognized an income tax expense of $166,000 based on income before taxes of $407,000, an effective tax rate of 40.8%.

Liquidity and Capital Resources
As of August 31, 2005 we had working capital of $39.0 million, including cash and cash equivalents of $30.3 million. We believe that our current cash and cash equivalents, as well as cash flows from operations, will be sufficient to continue our operations and meet our capital needs for the foreseeable future.
Net cash provided by (used in) operating activities was $100,000 and ($393,000) for the three months ended August 31, 2005 and 2004, respectively. Net cash provided by operating activities in the first quarter of fiscal 2006 can be attributed primarily to net income, utilization of $401,000 of our deferred tax asset, depreciation and amortization of $256,000 and an increase in accrued liabilities of $1.7 million. These increases were offset by an increase in inventory of $2.1 million during the first quarter. This increase in inventory was primarily due to higher Costume Express inventory balances in anticipation of higher demand in the second fiscal quarter, as well as earlier marketing efforts requiring costume inventory to be in stock in August 2005. Additionally, prepaid expenses increased $1.1 million during the first quarter of fiscal 2006, due primarily to an increase in prepaid catalog and related costs. Net cash used in operating activities in the first quarter of fiscal 2005 was attributed primarily to increases in prepaid expenses and in inventory, partially offset by increases in accounts payable and accrued liabilities.
     Net cash used in investing activities was ($539,000) and ($429,000) for the three months ended August 31, 2005 and 2004, respectively. Cash used in investing activities in the first quarters of fiscal 2005 and 2004 was used for capital expenditures.
     Net cash provided by (used in) financing activities was $9,000 and ($9,000) for the three months ended August 31, 2005 and 2004, respectively. Cash provided by financing activities in the first quarter of fiscal 2006 was primarily due to proceeds from the exercise of stock options. Cash used in financing activities in the first quarter of 2005 was due primarily to principal payments on capital lease obligations.
The following table summarizes our contractual obligations as of August 31, 2005 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years
	(in thousands)
Description of Contractual Obligations :
Capital lease obligations	$12	$12	$—	$—
Operating lease obligations	2,162	801	1,218	143

	$2,174	$813	$1,218	$143

Critical Accounting Policies
Certain of our accounting policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is, by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. Management believes there have been no material changes during the three months ended August 31, 2005 to the critical accounting policies reported in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended May 31, 2005.
New accounting pronouncements — On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS No.123R”). SFAS No. 123R would require us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In addition, the adoption of SFAS No. 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. In April 2005, the SEC deferred the effective date for SFAS No. 123R to the beginning of the first fiscal year that begins after June 15, 2005. Therefore, we will be required to comply with

SFAS No. 123R effective the first quarter following our fiscal year ending May 31, 2006. The Company is currently evaluating the impact of adoption of this statement.
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
     In our fiscal year ended May 31, 2004, based on the information existing at that time including consideration of our forecasted book and tax income, we reduced the valuation allowance on our deferred tax assets by $9.0 million and recognized a corresponding tax benefit in our fiscal 2004 results of operations. This tax benefit causes our financial results for our fiscal year ended May 31, 2004 to appear significantly more favorable than they would in the absence of the tax benefit. The favorable impact of the $9.0 million tax benefit may distort the trends in our operating results and will impact the comparability of our results of operations with other periods. The tax benefit may also make our financial results appear more favorable than those of companies with similar results of operations that have not reduced a valuation allowance on their net deferred tax assets in the comparable period. In addition, should our operating results fall below expectations, we may need to evaluate the need to re-establish a valuation allowance against our deferred tax assets. If the valuation allowance were to be re-established it would negatively affect the financial results in the period in which it was re-established. Additionally, future changes in ownership of our common stock may restrict the ability to realize the benefit of our net operating loss carryforwards.
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
   If we fail to promote and maintain our brands effectively, we may not be able to compete successfully with better-known competitors.
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
     Our fulfillment and distribution operations are located in Greensboro, North Carolina. These operations are critical to the cost-effective and efficient fulfillment and shipment of customer orders. If we are unable to successfully manage our fulfillment and distribution operations, we would be required to find one or more parties to provide these services for us. This could cause us to incur significantly higher expenses or result in additional costs related to balancing inventories among multiple distribution facilities. We have recently expanded, and as our business grows we may need to further expand our fulfillment and distribution operations to accommodate increases in customer orders. Failure to manage our expanded facilities, or to timely and effectively expand our operations in the future could result in delays in fulfillment and shipment of customer orders, which might in turn hurt our reputation and discourage repeat sales.
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
     For example, in the acquisition of Storybook Heirlooms, we incurred higher than expected customer returns, saleable product inventory was lower than expected, and integration expenses were higher than forecasted. If we fail to properly evaluate and execute future acquisitions, our management team may be distracted from our day-to-day operations, our business may be disrupted, and our operating results may suffer.
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
     Our financial performance depends on our ability to purchase our products in sufficient quantities at competitive prices. We purchase our products from over 250 foreign and domestic manufacturers and distributors. We have no long-term purchase contracts with any of these suppliers, and therefore, have no contractual assurances of continued supply, access to products or favorable pricing. Any vendor could increase prices or discontinue selling to us at any time. The lack of long-term contracts also exposes us to increased risks associated with changes in local economic conditions, trade issues and foreign currency fluctuations. In our quarter ended August 31, 2005, products supplied by our ten largest suppliers represented approximately 35.9% of inventory purchases, with our largest supplier representing 9.9%. If we are unable to maintain these supplier relationships, our ability to offer high-quality, favorably-priced products to our customers may be impaired, and our sales and gross margins could decline.
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
   We may face product liability claims that are costly and create adverse publicity.
     If any of the products that we sell causes harm or damages to any of our customers or other individuals, we could be vulnerable to product liability claims. Although we maintain insurance against product liability claims, our coverage may be inadequate to cover any liabilities we may incur. We also work with experts to test some of our products for safety compliance, but our tests may not identify all potential product defects before products are sold. Even if we successfully defend ourselves against product liability claims, we could be forced to spend a substantial amount of money in litigation expenses, our management could be required to spend valuable time in the defense against these claims, we could be required to remove products from sales inventory, and we could suffer adverse publicity about the safety and fitness of our products, any of which could harm our business.
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
     Our performance is substantially dependent on the services of our senior management and other key personnel. Two of our officers, Lori Liddle, our former Chief Merchandising and Marketing Officer and Dina Alhadeff, our former Vice President, Storybook, recently departed the company. While we believe that these departures will have no material impact on our business, we cannot assure you that their departure will not have an affect on our near-term financial results or that that disruptions occasioned by their departure will not have an adverse impact on our near-term results of operations. Our performance also depends on our ability to retain and motivate our officers and key employees. We do not have employment agreements with any of our key personnel. The loss of the services of any of our other executive officers or key employees for any reason could harm our business, financial condition and operating results. Our future success also depends on our ability to identify, attract, hire, train, retain, and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing, and customer support personnel. Competition for such personnel is intense and we cannot assure you that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel.
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
     For the quarter ended August 31, 2005, our online sales represented approximately 64.1% of our total sales. Our future sales and profits are substantially dependent upon the continued use of the Internet as an effective medium of business and communication by our customers. Internet use may not continue to develop at historical rates and consumers may not continue to use the Internet and other online services as a medium for commerce. Highly-publicized failures of some online retailers in meeting consumer demands could result in consumer reluctance to adopt the Internet as a means for commerce, and thereby damage our reputation and brands and reduce our revenues and results of operations.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly rated securities. As of August 31, 2005 we held short-term investments that have a maturity date of three months or less at the time of purchase, and consist primarily of money market accounts and commercial paper. Because of the short-term nature of our investments, we believe that our exposure to market rate fluctuations on those investments is minimal. On August 31, 2005, we had no long-term or short-term bank debt outstanding.
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
Item 4. Controls and Procedures.
     As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our

“certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and SEC reports.
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
     We have reviewed our internal controls over financial reporting and have made no changes during the quarter ended August 31, 2005 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In connection with the termination of three senior level employees in July 2005, including the Company’s Chief Merchandising and Marketing Officer and Vice President, Storybook, in September 2005 the Company received a complaint alleging, among other things, that these employees were wrongfully terminated in violation of public policy. In their prayer for relief, the plaintiffs seek front pay, back pay, value of lost benefits, value of lost stock options, unpaid wages, and double damages. The Company is reviewing the complaint and evaluating any potential exposure. Although the Company believes it has defenses to these allegations, the Company does not have sufficient information to assess the amount of potential damages or litigation costs in connection with this suit.
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
From the effective date of the registration statement through August 31, 2005, the Company has used the net proceeds from the offering for repayment of the Company’s $5.0 million term loan. The remaining proceeds from the offering are invested in commercial paper, auction rate securities and money market securities.

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

CELEBRATE EXPRESS, INC.
Date: October 14, 2005	By:	/s/ Michael K. Jewell
Michael K. Jewell
Chief Executive Officer and President (Principal Executive Officer)

Date: October 14, 2005	By:	/s/ Darin L. White
Darin L. White
Vice President, Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Articles of Incorporation of Celebrate Express, Inc.

3.2(1)	Bylaws of the Registrant — Celebrate Express, Inc.

4.1(1)	Specimen Common Stock Certificate.

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-117459), as amended, initially filed with the Securities and Exchange Commission on July 16, 2004.