Form 10-Q
period 2005-11-30
CELEBRATE EXPRESS, INC.
filed 2006-01-13
CIK 1100124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
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
Yes ☐   No ☑
As of December 31, 2005, there were 7,706,473 shares of the registrant’s common stock outstanding.

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

CELEBRATE EXPRESS, INC.
BALANCE SHEETS
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	November 30, 2005	May 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,698,164	$30,768,694
Accounts receivable	328,923	213,365
Inventories	8,660,978	8,396,006
Prepaid expenses	3,273,186	3,461,381
Deferred income taxes	318,422	292,852

Total current assets	46,279,673	43,132,298

Fixed assets, net	2,978,290	2,517,352
Deferred income taxes	7,456,413	7,230,551
Other assets, net	168,079	176,633

Total assets	$56,882,455	$53,056,834

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,134,739	$2,968,546
Accrued liabilities	3,474,407	2,070,800
Current portion of capital leases	6,904	17,102

Total current liabilities	6,616,050	5,056,448

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $0.001 par value and additional paid-in-capital - authorized, 10,000,000 shares; issued and outstanding, 7,703,136 shares at November 30, 2005; 7,522,712 shares at May 31, 2005	65,045,656	64,336,626
Unearned stock-based compensation	(296,440)	(726,206)
Accumulated deficit	(14,482,811)	(15,610,034)

Total shareholders’ equity	50,266,405	48,000,386

Total liabilities and shareholders’ equity	$56,882,455	$53,056,834

CELEBRATE EXPRESS, INC.
STATEMENTS OF INCOME
(unaudited)

	Three months ended		Six months ended
	November 30,	November 30,	November 30,	November 30,
	2005	2004	2005	2004
Net sales	$26,129,057	$18,770,139	$44,056,761	$33,292,961
Cost of sales	13,112,798	9,303,247	22,029,881	16,663,989

Gross margin	13,016,259	9,466,892	22,026,880	16,628,972

Operating expenses:
Fulfillment	2,857,537	1,945,353	5,168,039	3,765,912
Selling and marketing	6,403,209	4,578,786	10,424,778	7,971,362
General and administrative	2,246,806	1,719,026	4,066,394	3,149,966
Severance and related expenses	1,178,978	—	1,178,978	—

Total operating expenses	12,686,530	8,243,165	20,838,189	14,887,240

Income from operations	329,729	1,223,727	1,188,691	1,741,732

Other income (expense), net;

Interest income (expense), net	304,173	(143,885)	545,898	(254,860)

Income before income taxes	633,902	1,079,842	1,734,589	1,486,872

Income tax expense	(206,693)	(395,020)	(607,366)	(561,080)

Net income	427,209	684,822	1,127,223	925,792

Accretion to preferred stock redemption value	—	(35,795)	—	(102,271)

Net income available for common shareholders	$427,209	$649,027	$1,127,223	$823,521

Net income per share:
Basic	$0.06	$0.16	$0.15	$0.29

Diluted	$0.05	$0.11	$0.14	$0.17

Weighted average shares outstanding:
Basic	7,659,563	4,115,576	7,593,916	2,869,513
Diluted	7,911,568	6,251,935	7,937,122	5,601,759

CELEBRATE EXPRESS, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Common stock and		Unearned		Total
	additional paid-in capital		stock-based	Accumulated	shareholders
	Shares	Amount	compensation	deficit	equity
BALANCE—May 31, 2005	7,522,712	$64,336,626	($726,206)	($15,610,034)	$48,000,386

Exercise of common stock options	175,897	133,192			133,192
Issuance of common stock in connection with employee stock purchase plan	4,527	53,872			53,872
Cancellation of stock options		(336,832)	336,832		—
Tax effect of stock option exercises		858,798			858,798
Amortization of stock-based compensation			92,934		92,934
Net income				1,127,223	1,127,223

BALANCE—November 30, 2005	7,703,136	$65,045,656	($296,440)	($14,482,811)	$50,266,405

CELEBRATE EXPRESS, INC.
STATEMENT OF CASH FLOWS
(unaudited)

	Six months ended
	November 30, 2005	November 30, 2004
Cash flows from operating activities:
Net income	$1,127,223	$925,792
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	607,366	561,080
Depreciation and amortization	568,077	313,239
Non-cash compensation expense—stock options	92,934	142,666
Amortization of deferred financing costs	—	23,958
Accretion of debt discount	—	70,012
Changes in operating assets and liabilities:
Accounts receivable	(115,558)	(91,342)
Inventories	(264,972)	134,621
Prepaid expenses and other assets	188,195	(823,107)
Accounts payable	166,193	(1,110,004)
Accrued liabilities	1,403,607	871,245

Net cash provided by operating activities	3,773,065	1,018,160

Cash flows from investing activities:
Payments for purchases of fixed assets	(1,020,461)	(899,095)

Net cash used in investing activities	(1,020,461)	(899,095)

Cash flows from financing activities:
Principal payments on capital lease obligations	(10,198)	(20,851)
Principal payments on notes payable	—	(5,000,000)
Net proceeds from sale of common stock, net of issuance costs	—	34,065,666
Proceeds from shares issued under the employee stock purchase plan	53,872	—
Proceeds from exercise of stock options	133,192	3,511

Net cash provided by financing activities	176,866	29,048,326

Net increase in cash and cash equivalents	2,929,470	29,167,391

Cash and cash equivalents:
Beginning of period	30,768,694	2,243,300

End of period	$33,698,164	$31,410,691

Supplemental disclosures of cash flow information:
Cash paid for interest	$358	$212,590

Supplemental disclosures of non-cash financing and investing activities:
Conversion of mandatorily redeemable convertible preferred stock		$28,146,053
Net exercise of common stock warrants		$72,795
Net exercise of preferred stock warrants		$856,905
Cancellation of unvested stock options	$336,832	—
Tax effect of stock option exercises	$858,798	—

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
     Basis of Presentation —Management has prepared the accompanying financial statements in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities Exchange Commission. The financial information as of November 30, 2005 and for the three-and six-month periods ended November 30, 2005 and November 30, 2004 is unaudited. In the opinion of management, such information contains all adjustments, consisting of normal, recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for such interim periods are not necessarily indicative of the expected results of operations for the full fiscal year. These financial statements and related notes should be read in connection with the Company’s Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K filed for the year ended May 31, 2005. The balance sheet at May 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.
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
In March 2005, the SEC issued Staff Accounting Bulleting No. 107. SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. We are assessing the impact of SAB 107 in conjunction with our evaluation of the impact of SFAS 123R.
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

     Had compensation cost been determined using Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the impact on the Company’s net income for each period presented would have been as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2005	2004	2005	2004
Net income available for common shareholders, as reported	$427,209	$649,027	$1,127,223	$823,521

Add: Stock-based employee compensation expense, as reported	$32,874	49,486	$92,934	94,160
Deduct: Stock-based employee compensation expense determined under the fair-value-based method	(113,384)	(103,535)	(222,853)	(166,478)

Pro forma net income available for common shareholders — basic	$346,699	$594,978	$997,304	$751,203

Add: Accretion to preferred stock redemption value	—	35,795	—	102,271

Pro Forma net income available for common shareholders — diluted	$346,699	$630,773	$997,304	$853,474

Total weighted average shares outstanding in computing pro forma net income per share
Basic	7,659,563	4,115,576	7,593,916	2,869,513
Diluted	7,845,331	6,139,847	7,871,022	5,481,509

Net income per share:
Basic — as reported	$0.06	$0.16	$0.15	$0.29

Diluted — as reported	$0.05	$0.11	$0.14	$0.17

Basic — SFAS No. 123 pro forma	$0.05	$0.14	$0.13	$0.26

Diluted — SFAS No. 123 pro forma	$0.04	$0.10	$0.13	$0.16

2. Inventories
     Inventories are stated at the lower of market or weighted-average cost on a first-in first-out basis. The Company writes down inventory for estimated obsolescence or damage for the excess cost of the inventory over estimated market value based upon assumptions about future demand and market conditions.
     The components of inventories were as follows (in thousands):

	November 30, 2005	May 31, 2005
Finished goods	$8,250	$7,877
Raw materials	411	519

	$8,661	$8,396

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
     The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2005	2004	2005	2004
Net income available for common shareholders — basic	$427,209	$649,027	$1,127,223	$823,521

Add: Accretion to preferred stock redemption value	—	35,795	—	102,271

Net income available for common shareholders — diluted	$427,209	$684,822	$1,127,223	$925,792

Weighted average common shares outstanding	7,659,563	4,115,576	7,593,916	2,869,513

Basic net income per share	$0.06	$0.16	$0.15	$0.29

Common share equivalents:
Dilutive effect of common stock options	252,005	368,555	343,206	271,262
Dilutive effect of common and preferred stock warrants	—	9,047	—	8,749

Dilutive effect of mandatorily redeemable convertible preferred stock	—	1,758,757	—	2,452,235

Weighted average common shares and common share equivalents	7,911,568	6,251,935	7,937,122	5,601,759

Diluted net income per share	$0.05	$0.11	$0.14	$0.17

     The following is a summary of the weighted average securities during the respective periods that have been excluded from the calculation because the effect on net income would be antidilutive:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2005	2004	2005	2004
Common stock options	162,740	8,075	138,343	4,016
4. Severance and Related Costs
     On October 17, 2005, the Company entered into settlement agreements with Ms. Lori Liddle, Chief Marketing and Merchandising Officer, Ms. Dina Alhadeff, Vice President, Storybook and a third individual, which agreements provide for, among other things, cash severance payments, agreements not to compete and agreements to dismiss a legal complaint by such individuals alleging wrongful termination. The $1.2 million of severance and related costs was incurred during the quarter ending November 30, 2005, at which time we agreed to settlement of all claims including claims of wrongful termination by these former employees, and is comprised of the cash severance payments and related payroll taxes, as well as legal fees incurred by the Company relating to the severance negotiations and the complaint of wrongful termination.

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
To date, we have derived our revenue primarily from the sale of party related products from our Birthday Express website and catalog. For the three months ended November 30, 2005, we generated $26.1 million in net sales, an increase of 39.2% from $18.8 million in the three months ended November 30, 2004. Our gross margin as a percentage of sales declined to 49.8% in the three months ended November 30, 2005 from 50.4% in the three months ended November 30, 2004. For the six months ended November 30, 2005, we generated $44.1 million in net sales, an increase of 32.3% from $33.3 million in the six months ended November 30, 2004. Our gross margin as a percentage of sales increased slightly to 50.0% in the six months ended November 30, 2005 compared with 49.9% in the six months ended November 30, 2004. For the three and six-month periods ended November 30, 2005, our net income was $427,000 and $1.1 million, respectively compared with $685,000 and $926,000 in the three and six-month periods ended November 30, 2004, respectively. Net income for the three and six months ended November 30, 2005 includes a charge of $1.2 million for severance and related costs previously estimated and reported on our current report on Form 8-K filed on October 21, 2005. No severance and related charges were included in the results for the same periods in the prior year.
Comparison of Three Months Ended November 30, 2005 and November 30, 2004
Net Sales
Our net sales are comprised of product sales and shipping revenue. Net sales increased 39.2% to $26.1 million in the three months ended November 30, 2005 from $18.8 million in the three months ended November 30, 2004. The increase in net sales is driven primarily by our expanded direct marketing efforts. These efforts included paid search, email marketing and other online marketing programs, as well as catalog circulation. The increase in net sales in the three months ended November 30, 2005 reflects an increase of approximately 38% in the number of orders shipped, which grew to approximately 327,000 orders in the three months ended November 30, 2005 from approximately 237,000 orders in the three months ended November 30, 2004. Net sales per order for the three months ended November 30, 2005 was $79.90, compared with net sales per order of $79.16 for the three months ending November 30, 2004, an increase of 0.9%. We added approximately 163,000 new customers to our database during the second quarter, compared with 108,000 new customers added in the same quarter last year, an increase of approximately 51%. Primarily as a result of the more significant growth in new customers during the quarter, compared with the second quarter of fiscal 2005, revenue from our repeat customers decreased to approximately 47% of revenue during three months ended November 30, 2005, compared with approximately 52% during the three months ended November 30, 2004. Birthday Express net sales increased to $15.7 million in the second quarter of fiscal 2006 from $11.9 million in the second quarter of fiscal 2005, an increase of approximately 31%. Costume Express net sales increased to $8.0 million in the second quarter of fiscal 2006 from $4.4 million in the second quarter of fiscal 2005, an increase of approximately 82%. Storybook Heirlooms net sales increased 0.4% during the quarter to $2.4 million.

Gross Margin
Our gross margin consists of net sales less cost of sales. Our cost of sales consists primarily of product costs, costs associated with our in-house production facility, including wages and depreciation, design and production costs for our apparel and costume brands, inbound and outbound shipping costs, and packaging materials for outbound shipments. Gross margin increased 37.5% to $13.0 million in the three months ended November 30, 2005 from $9.5 million in the three months ended November 30, 2004, due primarily to increased sales driven by our Birthday Express and Costume Express brands. Our gross margin percentage was 49.8% of net sales in the three months ended November 30, 2005, compared with 50.4% in the three months ended November 30, 2004. The change in gross margin as a percent of revenue is due primarily to an increase in outbound shipping costs as a percentage of revenue caused by a greater number of expedited shipments during the quarter. The increase in expedited shipments was driven primarily by demand in excess of our expectations requiring upgrades from ground to air shipping methods to meet customer expectations.
Fulfillment
Our fulfillment expenses consist primarily of labor and other operating costs associated with our customer support and distribution centers. Our fulfillment expenses increased 46.9% to $2.9 million in the three months ended November 30, 2005 from $1.9 million in the three months ended November 30, 2004. As a percentage of net sales, these expenses increased to 10.9% in the three months ended November 30, 2005 from 10.4% in the three months ended November 30, 2004. The increase in fulfillment expenses as a percentage of revenue is due primarily to an increase in labor and related costs in the distribution center. Order volumes during the quarter exceeded expectations and the Company hired temporary labor to accommodate the additional demand. The increase in fulfillment costs can also be attributed to an increase in rent, utilities and depreciation as a percentage of revenue, due to the expansion of our warehouse and customer service areas in the second and third quarters of fiscal 2005. Our long-term target for fulfillment expenses remains at 10% of net sales.
Selling and Marketing
Our selling and marketing expenses consist primarily of advertising costs, wages and related payroll benefits for our internal marketing and merchandising staff. Advertising costs include online marketing efforts, print advertising and other direct marketing strategies. Online advertising costs are generally expensed as incurred. Prepaid direct marketing expenses consist of third-party costs including paper, printing and mailing costs and are capitalized and amortized over their expected period of future benefit, which is generally from 90 to 120 days. Selling and marketing expenses increased 39.8% to $6.4 million in the three months ended November 30, 2005 from $4.6 million in the three months ended November 30, 2004, due primarily to increases in online advertising and direct marketing circulation costs of $1.5 million. As a percentage of net sales, selling and marketing expenses remained constant at 24.5% in the three months ended November 30, 2005, compared with 24.4% in the three months ended November 30, 2004. Long-term, we continue to target sales and marketing costs between 23% and 25% of net sales.
General and Administrative
Our general and administrative expenses consist primarily of wages and related payroll benefits for our administrative and technology employees. These expenses also include credit card fees, legal and accounting professional fees, insurance, network fees, systems depreciation, bad debt expense, and other general corporate expenses. General and administrative expenses increased 30.7% to $2.2 million in the three months ended November 30, 2005 from $1.7 million in the three months ended November 30, 2004. Professional fees, insurance premiums and other related costs increased $212,000 in the three months ended November 30, 2005, compared with the three months ended November 30, 2004, primarily as a result of operating for a full quarter in fiscal 2006 as a public company. Credit card fees increased by $175,000 in the three months ended November 30, 2005, compared with the three months ended November 30, 2004, due to the increase in net sales. As a percentage of net sales, our general and administrative expenses decreased to 8.6% in the three months ended November 30, 2005 from 9.2% in the three months ended November 30, 2004.
Severance and Related Costs
Severance and related costs incurred during the three months ended November 30, 2005 relate to employee terminations that took place on July 22, 2005. Included in the $1.2 million severance and related cost balance is approximately $985,000 in cash severance payments and related payroll taxes. The remainder of the balance is composed of legal fees incurred by the company relating to the severance negotiations and the terminated employees’ legal complaint for wrongful termination. The expense related to these terminations was taken in the second quarter of fiscal 2006, at which time we agreed to settlement of all claims including claims of wrongful termination by these former employees. There were no severance and related costs in the three-month period ended November 30, 2004.
Other Income (Expense), Net
The improvement in other income to $304,000 in the three months ended November 30, 2005, compared with other expense of ($144,000) in the three months ended November 30, 2004, is due primarily to interest earned from the proceeds from our initial public offering and the repayment of our $5.0 million term loan.
Income Taxes
In the three months ended November 30, 2005, we recognized income tax expense of $207,000 on income before taxes of $634,000, an effective tax rate of 32.6%. In the three months ended November 30, 2004, we recognized an income tax expense of $395,000 based on income before taxes of $1.1 million, an effective tax rate of 36.6%.
Comparison of Six Months Ended November 30, 2005 and November 30, 2004
Net Sales
Net sales increased 32.3% to $44.1 million in the six months ended November 30, 2005 from $33.3 million in the six months ended November 30, 2004. The increase in net sales is driven primarily by our expanded direct marketing efforts. These efforts included paid search, email marketing and other online marketing programs, as well as catalog circulation. The increase in net sales reflects an increase of approximately 30% in the number of orders shipped, which grew to approximately 546,000 orders in the six months ended November 30, 2005 from approximately 419,000 orders in the six months ended November 30, 2004. Our increase in net sales in the six months ended November 30, 2005 over the comparable period in 2004 also reflects a 1.6% increase in net sales per order to $80.75 from $79.44. Birthday Express net sales increased to $31.2 million in the six months ending November 30, 2005 $24.7 million in the six months ending November 30, 2004, an increase of 26.3%. Costume Express net sales increased to $9.1 million in the six months ending November 30, 2005 from $4.8 million in the six months ending November 30, 2004, an increase of 88.0%. Storybook Heirlooms net sales remained consistent with the prior period at $3.7 million.
Gross Margin
Gross margin increased 32.5% to $22.0 million in the six months ended November 30, 2005 from $16.6 million in the six months ended November 30, 2004 due primarily to increased sales. Our gross margin as a percentage of net sales increased slightly to 50.0% of net sales in the six months ended November 30, 2005 from 49.9% in the six months ended November 30, 2004. The change in gross margin percentage is composed of reduced costs of sales due to increases in revenue from higher margin proprietary products in our Birthday Express brand and better volume discounts, offset by increased outbound shipping costs as a percentage of revenue.
Fulfillment
Our fulfillment expenses increased 37.2% to $5.2 million in the six months ended November 30, 2005 from $3.8 million in the six months ended November 30, 2004. As a percentage of net sales, these expenses increased to 11.7% in the six months ended November 30, 2005 from 11.3% in the six months ended November 30, 2004. The increase in fulfillment expenses as a percentage of revenue is due primarily to an increase in labor and related costs in the distribution center. The increase can also be attributed to an increase in rent, utilities and depreciation as a percentage of revenue, due to the expansion of our warehouse and customer service areas in the second and third quarters of fiscal 2005.
Selling and Marketing
Selling and marketing costs increased 30.8% to $10.4 million in the six months ended November 30, 2005 from $8.0 million in the six months ended November 30, 2004. The increase in selling and marketing expenses was due primarily to increases in online advertising and direct marketing circulation costs of $2.1 million. As a percentage of net sales, selling and marketing expenses decreased slightly to 23.7% in the six months ended November 30, 2005 from 23.9% in the six months ended November 30, 2004. The decline as a percentage of net sales can be attributed primarily to leverage of fixed costs included in selling and marketing expenses such as personnel and related costs.

General and Administrative
General and administrative expenses increased 29.1% to $4.1 million in the six months ended November 30, 2005 from $3.1 million in the six months ended November 30, 2004. Credit card fees increased by $270,000 in the six months ended November 30, 2005 over the six months ended November 30, 2004, due to the increase in net sales. Professional fees, insurance premiums and other related costs increased $451,000 in the six months ended November 30, 2005 over the six months ended November 30, 2004, primarily as a result of operating as a public company. As a percentage of net sales, our general and administrative expenses decreased to 9.2% in the six months ended November 30, 2005 from 9.5% in the six months ended November 30, 2004.
Severance and Related Costs
Severance and related costs incurred during the six months ended November 30, 2005 relate to employee terminations that took place on July 22, 2005. Included in the $1.2 million severance and related cost balance is approximately $985,000 in cash severance payments and related payroll taxes. The remainder of the balance is composed of legal fees incurred by the company relating to the severance negotiations and the terminated employees’ legal complaint for wrongful termination. There were no severance and related costs in the six-month period ended November 30, 2004.
Other Income (Expense), Net
The improvement in other income to $546,000 in the six months ended November 30, 2005, compared with other expense of ($255,000) in the six months ended November 30, 2004, is due primarily to interest income earned on the proceeds from our initial public offering in October 2004.
Income Taxes
In the six months ended November 30, 2005, we recognized income tax expense of $607,000 on income before taxes of $1.7 million for the same period based upon an effective tax rate of 35.0%. In the six months ended November 30, 2004, we recognized income tax expense of $561,000 on income before taxes of $1.5 million for the same period based upon an effective tax rate of 37.7%.
Liquidity and Capital Resources
As of November 30, 2005 we had working capital of $39.7 million, including cash and cash equivalents of $33.7 million. We believe that our current cash and cash equivalents, as well as cash flows from operations, will be sufficient to continue our operations and meet our capital needs for the foreseeable future.
Net cash provided by operating activities was $3.8 million and $1.0 million for the six months ended November 30, 2005 and 2004, respectively. Net cash provided by operating activities in the first six months of fiscal 2006 can be attributed primarily to net income, utilization of $607,000 of our deferred tax asset, depreciation and amortization of $568,000 and an increase in accrued liabilities of $1.4 million. The increase in accrued liabilities of $1.4 million was driven primarily by an increase of $565,000 in deferred revenue and an increase of $504,000 in online search fees payable. Net cash provided by operating activities in the first six months of fiscal 2005 was attributed primarily to net income, utilization of our deferred tax asset, and an increase in accrued liabilities.
Net cash used in investing activities was ($1.0 million) and ($899,000) for the six months ended November 30, 2005 and 2004, respectively. Cash used in investing activities in the six months ended November 30, 2005 and 2004 was used for capital expenditures.
Net cash provided by financing activities was $177,000 and $29.1 million for the six months ended November 30, 2005 and 2004, respectively. Cash provided by financing activities in the first quarter of fiscal 2006 was primarily due to proceeds from the exercise of stock options. Cash provided by financing activities in the six months ended November 30, 2005 was due to the net proceeds from our initial public offering, offset by the repayment of our term loan.
The following table summarizes our contractual obligations as of November 30, 2005 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years
	(in thousands)
Description of Contractual Obligations:
Capital lease obligations	$7	$7	$—	$—
Operating lease obligations	1,963	800	1,127	36

	$1,970	$807	$1,127	$36

Critical Accounting Policies
Certain of our accounting policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is, by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. Management believes there have been no material changes during the six months ended November 30, 2005 to the critical accounting policies reported in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended May 31, 2005.
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
In March 2005, the SEC issued Staff Accounting Bulleting No. 107. SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. We are assessing the impact of SAB 107 in conjunction with our evaluation of the impact of SFAS 123R.
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
     We were incorporated and began selling party products through our direct marketing catalog in June 1994 and on our www.BirthdayExpress.com website in April 1996. In April 2001, we acquired certain assets of Storybook Inc., a direct marketer of girls’ specialty and special occasion apparel. In February 2002, we re-launched the Storybook Heirlooms brand and the website www.Storybook.com. Revenue growth from our Storybook Heirlooms brand has regularly not met management expectations, which in part, resulted in the Company’s decision in July 2005 to reposition the brand. In September 2003, we launched our website www.Costumeexpress.com and catalog for Costume Express, a provider of children’s and family costumes. We have historically derived more than 80% of our annual revenues from the sale of party products and accessories to families with young children under our Birthday Express brand. In order to achieve the desired growth in our sales and business, we will need to expand into new product categories. Challenges that may affect our ability to expand into new product categories include our ability to:
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
     Our fulfillment and distribution operations are located in Greensboro, North Carolina. These operations are critical to the cost-effective and efficient fulfillment and shipment of customer orders. If we are unable to successfully manage our fulfillment and distribution operations, we could incur increased costs to fulfill customer orders, or be would be required to find one or more parties to provide these services for us. This could cause us to incur significantly higher expenses or result in additional costs related to balancing inventories among multiple distribution facilities. We have recently expanded, and as our business grows we may need to further expand our fulfillment and distribution operations to accommodate increases in customer orders. We are also making modifications to our distribution center to accommodate more streamlined distribution procedures. Failure to manage our expanded facilities or to implement the new distribution processes could result in delays in fulfillment and shipment of customer orders, which might in turn increase our costs, hurt our reputation and discourage repeat sales.
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
     For example, in the acquisition of Storybook Heirlooms, we incurred higher than expected customer returns, saleable product inventory was lower than expected, integration expenses were higher than forecasted and we have yet to achieve revenue levels meeting managements expectations. If we fail to properly evaluate and execute future acquisitions, our management team may be distracted from our day-to-day operations, our business may be disrupted, and our operating results may suffer.
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
     Many consumers access our websites by clicking through search results displayed by Internet search engines. Internet search engines typically provide two types of search results, algorithmic listings and purchased listings. Algorithmic listings cannot be purchased, and instead are determined and displayed solely by a set of formulas utilized by the search engine. Purchased listings can be bought by advertisers in order to attract users to their websites. We rely on both algorithmic and purchased listings to attract and direct consumers to our websites. Search engines revise their algorithms from time to time in an attempt to optimize their search results. If one or more of the search engines on which we rely for algorithmic listings were to modify its algorithms, resulting in fewer consumers clicking through to our websites, we would need to increase our marketing expenditures, which would adversely affect our financial results. In addition, the rates for purchased listings have significantly increased. If one or more of the search engines on which we rely for purchased listings modifies or terminates its relationship with us or if the rates for purchased listings continues to rise, our online marketing expenses as a percentage of revenue could rise, we could lose customers, we could be forced to look for other advertising avenues and traffic to our websites could decrease.
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
     Our financial performance depends on our ability to purchase our products in sufficient quantities at competitive prices. We purchase our products from over 250 foreign and domestic manufacturers and distributors. We have no long-term purchase contracts with any of these suppliers, and therefore, have no contractual assurances of continued supply, access to products or favorable pricing. Any vendor could increase prices or discontinue selling to us at any time. The lack of long-term contracts also exposes us to increased risks associated with changes in local economic conditions, trade issues and foreign currency fluctuations. In our quarter ended November 30, 2005, products supplied by our ten largest suppliers represented approximately 43.7% of inventory purchases, with our largest supplier representing 14.1%. If we are unable to maintain these supplier relationships, our ability to offer high-quality, favorably-priced products to our customers may be impaired, and our sales and gross margins could decline.

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
     Our performance is substantially dependent on the services of our senior management and other key personnel, particularly, our executive officers, Michael Jewell, our President and Chief Executive Officer, Darin White, our Vice President Finance and Louis S. Usarzewicz, our Executive Vice President Operations. Two of our former officers, Ms. Lori Liddle, Chief Marketing and Merchandising Officer and Ms. Dina Alhadeff, Vice President, Storybook, departed from Celebrate Express in the recent past. While we believe that this will have no material impact on our operations, we cannot assure you that disruptions occasioned by their departures will not have an adverse impact on our near-term operations. Our performance also depends on our ability to retain and motivate our officers and key employees. We do not have employment agreements with any of our key personnel. The loss of the services of Mr. Jewell, Mr. White, Mr. Usarzewicz or any of our other key employees for any reason could harm our business, financial condition and operating results. Our future success also depends on our ability to identify, attract, hire, train, retain, and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing, and customer support personnel. Competition for such personnel is intense and we cannot assure you that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel.
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
     In the event that we are temporarily unable to timely fulfill our customers’ orders through our Greensboro facility, we will either upgrade the shipping or attempt to re-ship the orders from another source. However, we cannot guarantee that we will be able to fulfill all orders or that we will be able to deliver the affected orders in a timely manner. This could result in increased fulfillment costs or a decrease in sales,as well as the potential loss of repeat orders from affected customers. In addition, if operations at our Greensboro facility become permanently disrupted due to any of the above or other factors, we may not be able to secure a replacement fulfillment and distribution facility on terms acceptable to us or at all. We do not currently maintain back-up power systems at our Greensboro facility, nor do we have a formal disaster recovery plan and our business interruption insurance may be insufficient to compensate us for losses that occur in the event operations at our fulfillment and distribution center are interrupted.
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
     For the quarter ended November 30, 2005, our online sales represented approximately 70% of our total sales. Our future sales and profits are substantially dependent upon the continued use of the Internet as an effective medium of business and communication by our customers. Internet use may not continue to develop at historical rates and consumers may not continue to use the Internet and other online services as a medium for commerce. Highly-publicized failures of some online retailers in meeting consumer demands could result in consumer reluctance to adopt the Internet as a means for commerce, and thereby damage our reputation and brands and reduce our revenues and results of operations.
     In addition, the Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons, including:
•	actual or perceived lack of security of information or privacy protection;

•	possible disruptions, computer viruses or other damage to the Internet servers or to users’ computers; and

•	excessive governmental regulation.
     If the Internet fails to continue growing as a commercial marketplace, our sales may not increase as much as desired by our shareholders, or at all.

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
     Future sales of our common stock may depress our stock price.
     If our shareholders sell substantial amounts of common stock in the public market, or if the market perceives that these sales may occur, the market price of our common stock may decline. Our chief executive officer and president has in the past established, and he and other officers or directors may in the future establish, programmed selling plans under Rule 10b5-1 for the purpose of effecting sales of common stock. We have also registered all shares of common stock that we may issue under our employee benefits plans. As a result, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. The holders of a significant portion of our common stock have rights, subject to some conditions, to include their shares in registration statements that we may file for ourselves or other shareholders. These registration rights of our shareholders could impair our ability to raise capital by depressing the price at which we could sell our common stock.
We will need to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements.
     As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements will increase our costs and require additional management time and resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements. Compliance with Section 404 may first apply to our fiscal year ending May 31, 2007. If our internal controls over financial reporting are determined to be ineffective, investors could lose confidence in the reliability of our internal controls over financial reporting, which could adversely affect our stock price.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly rated securities. As of November 30, 2005 we held short-term investments that had maturity dates of three months or less at the time of purchase, and consist primarily of money market accounts and commercial paper. Because of the short-term nature of our investments, we believe that our exposure to market rate fluctuations on those investments is minimal. On November 30, 2005, we had no long-term or short-term bank debt outstanding.
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
Item 4. Controls and Procedures.
     As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and principal financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and SEC reports.
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
     We have reviewed our internal controls over financial reporting and have made no changes during the six months ended November 30, 2005 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In connection with the termination of three senior level employees in July 2005, including the Company’s Chief Merchandising and Marketing Officer and Vice President, Storybook, in September 2005 the Company received a complaint alleging, among other things, that these employees were wrongfully terminated in violation of public policy. In their prayer for relief, the plaintiffs sought front pay, back pay, value of lost benefits, value of lost stock options, unpaid wages, and double damages. On October 17, 2005, the Company entered into settlement agreements with the individuals terminated, which agreements provide for among other things cash severance payments including payroll taxes of $985,000, agreement not to compete and agreement to dismiss the complaint.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(b) On October 19, 2004, the Company’s registration statement on Form S-1 (Registration No. 333-117459) was declared effective for the Company’s initial public offering, pursuant to which the Company registered 3,200,000 shares of common stock to be sold by us (2,057,081 shares) and certain of the Company’s shareholders (1,142,919 shares). The stock was offered at $15.50 per share or an aggregate of $31.9 million for the Company and $17.7 million for the selling shareholders. The Company’s common stock commenced trading on October 20, 2004. The offering closed on October 25, 2004, and, as a result, the Company received net proceeds of approximately $29.7 million (after underwriters’ discounts of $2.2 million). In November 2004, the underwriter’s over-allotment option was exercised whereby 480,000 shares of the Company’s common stock were sold at an offering price of $15.50 per share. Of the

480,000 shares sold, 408,570 were sold by the Company and an aggregate of 71,430 shares were sold by selling shareholders. The over-allotment closed on November 2, 2004, and, as a result, the Company received net proceeds of approximately $5.9 million (after underwriters’ discounts of $443,000). The underwriters of the offering were SG Cowen & Co., LLC, CIBC World Markets Corp. and Pacific Crest Securities, Inc. The Company incurred additional, related expenses of approximately $1.5 million, which together with the underwriters’ discount, totaled $4.2 million in expenses related to the offering. Net proceeds after all estimated expenses approximated $34 million. None of the Company’s net offering proceeds were paid, directly or indirectly, to: (i) directors or officers of the Company, or their associates; (ii) persons owning ten percent or more of any class of equity securities of the Company; or (iii) affiliates of the Company.
From the effective date of the registration statement through November 30, 2005, the Company has used the net proceeds from the offering for repayment of the Company’s $5.0 million term loan. The remaining proceeds from the offering are invested in commercial paper and money market securities.
Item 4. Submission of Matter to a Vote of Securityholders.
The following is a description of matters submitted to a vote of our shareholders at an annual meeting of shareholders held on October 20, 2005:
A. Tim McGarvey, Keith Crandell and Estelle DeMuesy were elected as directors to hold office until the annual meeting in the expiration year detailed below and until their successors are elected and qualified. Votes cast for and votes withheld with respect to each nominee were as follows:

	New Term	Votes	Votes
	Expiration	For	Withheld
Tim McGarvey	2008	5,530,735	1,735,772

Keith Crandell	2008	6,985,034	281,473

Estelle DeMuesy	2006	7,015,937	250,570
B. A brief description of each other matter voted upon at the annual meeting and the votes cast for, votes cast against, abstentions and broker non-votes as to each such matter is as follows:

	Votes	Votes		Broker
	For	Against	Abstained	Non-votes
Proposal to ratify the selection of Grant Thornton LLP as Celebrate Express’ independent registered public accounting firm for the year ending May 31, 2006	5,139,440	2,123,685	3,375	—

Item 6. Exhibits.

Exhibit No.	Description
3.1(1)	Amended and Restated Articles of Incorporation of Celebrate Express, Inc.

3.2(1)	Bylaws of the Registrant — Celebrate Express, Inc.

4.1(1)	Specimen Common Stock Certificate.

10.1(2)	Severance Agreement with Dina Alhadeff, effective as of October 17, 2005.

10.2(2)	Severance Agreement with Lori Liddle, effective as of October 17, 2005.

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-117459), as amended, initially filed with the Securities and Exchange Commission on July 16, 2004.

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on October 21, 2005.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELEBRATE EXPRESS, INC.
Date: January 13, 2006	By:	/s/ Michael K. Jewell
Michael K. Jewell
Chief Executive Officer and President (Principal Executive Officer)

Date: January 13, 2006	By:	/s/ Darin L. White
Darin L. White
Vice President, Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Articles of Incorporation of Celebrate Express, Inc.

3.2(1)	Bylaws of the Registrant — Celebrate Express, Inc.

4.1(1)	Specimen Common Stock Certificate.

10.1(2)	Severance Agreement with Dina Alhadeff, effective as of October 17, 2005.

10.2(2)	Severance Agreement with Lori Liddle, effective as of October 17, 2005.

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-117459), as amended, initially filed with the Securities and Exchange Commission on July 16, 2004.

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on October 21, 2005.