Form 10-Q
period 2006-02-28
CELEBRATE EXPRESS, INC.
filed 2006-04-13
CIK 1100124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-50973
CELEBRATE EXPRESS, INC.
(Exact name of registrant as specified in its charter)

Washington
(State or other jurisdiction of	91-1644428
incorporation or organization)	(I.R.S. Employer Identification No.)

11220 – 120th Avenue NE
Kirkland, Washington	98033
(Address of principal executive offices)	(Zip Code)
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
Yes ☑           No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer’ in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑
As of March 31, 2006, there were 7,759,821 shares of the registrant’s common stock outstanding.

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
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CELEBRATE EXPRESS, INC.
BALANCE SHEETS

	February 28, 2006	May 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,415,568	$30,768,694
Accounts receivable	230,396	213,365
Inventories	9,973,681	8,396,006
Prepaid expenses	4,449,992	3,461,381
Deferred income taxes	276,579	292,852

Total current assets	47,346,216	43,132,298

Fixed assets, net	3,886,236	2,517,352
Deferred income taxes	7,833,096	7,230,551
Other assets, net	163,803	176,633

Total assets	$59,229,351	$53,056,834

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,332,151	$2,968,546
Accrued liabilities	4,710,669	2,070,800
Current portion of capital leases	1,699	17,102

Total current liabilities	9,044,519	5,056,448

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $0.001 par value and additional paid-in-capital — authorized, 10,000,000 shares; issued and outstanding, 7,758,032 shares at February 28, 2006; 7,522,712 shares at May 31, 2005	65,314,591	64,336,626
Unearned stock-based compensation	(248,550)	(726,206)
Accumulated deficit	(14,881,209)	(15,610,034)

Total shareholders’ equity	50,184,832	48,000,386

Total liabilities and shareholders’ equity	$59,229,351	$53,056,834

CELEBRATE EXPRESS, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	February 28,	February 28,	February 28,	February 28,
	2006	2005	2006	2005
Net sales	$18,786,068	$16,304,364	$62,842,829	$49,597,325
Cost of sales	9,787,722	7,884,779	31,817,603	24,548,768

Gross margin	8,998,346	8,419,585	31,025,226	25,048,557

Operating expenses:
Fulfillment	3,001,131	1,982,330	8,169,170	5,748,242
Selling and marketing	4,926,850	4,220,272	15,351,628	12,191,634
General and administrative	2,008,214	1,560,409	6,074,608	4,710,375
Severance and related expenses		—	1,178,978

Total operating expenses	9,936,195	7,763,011	30,774,384	22,650,251

Income (loss) from operations	(937,849)	656,574	250,842	2,398,306
Other income (expense), net;
Interest income (expense), net	322,619	171,656	868,517	(83,204)

Income (loss) before income taxes	(615,230)	828,230	1,119,359	2,315,102

Income tax benefit (expense)	216,832	(307,439)	(390,534)	(868,519)

Net income (loss)	(398,398)	520,791	728,825	1,446,583

Accretion to preferred stock redemption value	—	—	—	(102,271)

Net income (loss) available for common shareholders	$(398,398)	$520,791	$728,825	$1,344,312

Net income (loss) per share:
Basic	$(0.05)	$0.07	$0.10	$0.31

Diluted	$(0.05)	$0.07	$0.09	$0.22

Weighted average shares outstanding:
Basic	7,727,740	7,415,750	7,638,034	4,368,272
Diluted	7,727,740	7,834,809	7,937,127	6,482,598

CELEBRATE EXPRESS, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Common stock and		Unearned		Total
	additional paid-in capital		stock-based	Accumulated	shareholders
	Shares	Amount	compensation	deficit	equity
BALANCE—May 31, 2005	7,522,712	$64,336,626	$(726,206)	$(15,610,034)	$48,000,386

Exercise of common stock options	230,793	343,804			343,804
Issuance of common stock in connection with employee stock purchase plan	4,527	53,872			53,872
Cancellation of stock options		(351,408)	351,408		—
Tax effect of stock option exercises		931,697			931,697
Amortization of stock-based compensation			126,248		126,248
Net income				728,825	728,825

BALANCE—February 28, 2006	7,758,032	$65,314,591	$(248,550)	$(14,881,209)	$50,184,832

CELEBRATE EXPRESS, INC.
STATEMENT OF CASH FLOWS
(unaudited)

	Nine months ended
	February 28, 2006	February 28, 2005
Cash flows from operating activities:
Net income	$728,825	$1,446,583
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	345,425	868,518
Depreciation and amortization	884,889	498,518
Non-cash compensation expense—stock options	126,248	220,091
Amortization of deferred financing costs	—	23,958
Accretion of debt discount	—	70,012
Changes in operating assets and liabilities:
Accounts receivable	(17,031)	(51,017)
Inventories	(1,577,675)	(881,705)
Prepaid expenses and other assets	(988,611)	(1,668,560)
Accounts payable	1,363,605	(857,220)
Accrued liabilities	2,639,869	1,640,845

Net cash provided by operating activities	3,505,544	1,310,023

Cash flows from investing activities:
Payments for purchases of fixed assets	(2,240,943)	(1,591,040)
Purchase of marketable securities	—	(60,000,056)
Maturities of marketable securities	—	2,000,000
Sale of marketable securities	—	30,050,000

Net cash used in investing activities	(2,240,943)	(29,541,096)

Cash flows from financing activities:
Principal payments on capital lease obligations	(15,403)	(29,568)
Principal payments on notes payable	—	(5,000,000)
Net proceeds from sale of common stock, net of issuance costs	—	34,011,674
Proceeds from shares issued under the employee stock purchase plan	53,872	—
Proceeds from exercise of stock options	343,804	9,635

Net cash provided by financing activities	382,273	28,991,741

Net increase in cash and cash equivalents	1,646,874	760,668

Cash and cash equivalents:
Beginning of period	30,768,694	2,243,300

End of period	$32,415,568	$3,003,968

Supplemental disclosures of cash flow information:
Cash paid for interest	$437	$213,423

Supplemental disclosures of non-cash financing and investing activities:
Conversion of mandatorily redeemable convertible preferred stock	—	$28,146,053
Net exercise of common stock warrants	—	$72,795
Net exercise of preferred stock warrants	—	$856,905
Cancellation of unvested stock options	$351,408	—
Tax effect of stock option exercises	$931,697	—

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
     Basis of Presentation —Management has prepared the accompanying financial statements in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities Exchange Commission. The financial information as of February 28, 2006 and for the three-and nine-month periods ended February 28, 2006 and February 28, 2005 is unaudited. In the opinion of management, such information contains all adjustments, consisting of normal, recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for such interim periods are not necessarily indicative of the expected results of operations for the full fiscal year. These financial statements and related notes should be read in connection with the Company’s Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K filed for the year ended May 31, 2005. The balance sheet at May 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.
     New accounting pronouncements — On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standard No. 123 (revised 2004), Share-Based Payment (“SFAS No.123R”). SFAS No. 123R will require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In addition, the adoption of SFAS No. 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. In April 2005, the SEC deferred the effective date for SFAS No. 123R to the beginning of the first fiscal year that begins after June 15, 2005. Therefore, we will be required to comply with SFAS No. 123R effective the first quarter following our fiscal year ending May 31, 2006. The Company is currently evaluating the impact of adoption of this statement.
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
     Had compensation cost been determined using Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the impact on the Company’s net income for each period presented would have been as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2006	2005	2006	2005
Net income (loss) available for common shareholders, as reported	$(398,398)	$520,791	$728,825	$1,344,312
Add: Stock-based employee compensation expense, as reported	$33,314	51,101	$126,248	145,260
Deduct: Stock-based employee compensation expense determined under the fair-value-based method	(113,305)	(112,076)	(336,158)	(278,554)

Pro forma net income (loss) available for common shareholders — basic	$(478,389)	$459,816	$518,915	$1,211,018

Add: Accretion to preferred stock redemption value	—	—	—	102,271

Pro Forma net income (loss) available for common shareholders — diluted	$(478,389)	$459,816	$518,915	$1,313,289

Total weighted average shares outstanding in computing pro forma net income (loss) per share
Basic	7,727,740	7,415,750	7,638,034	4,368,272
Diluted	7,727,740	8,057,438	7,940,670	6,695,767

Net income (loss) per share:
Basic — as reported	$(0.05)	$0.07	$0.10	$0.31

Diluted — as reported	$(0.05)	$0.07	$0.09	$0.22

Basic — SFAS No. 123 pro forma	$(0.06)	$0.06	$0.07	$0.28

Diluted — SFAS No. 123 pro forma	$(0.06)	$0.06	$0.07	$0.20

     2. Inventories
     Inventories are stated at the lower of market or weighted-average cost on a first-in first-out basis. The Company writes down inventory for estimated obsolescence or damage for the excess cost of the inventory over estimated market value based upon assumptions about future demand and market conditions.
     The components of inventories were as follows (in thousands):

	February 28, 2006	May 31, 2005
Finished goods	$9,653,137	$7,877,486
Raw materials	320,544	518,520

	$9,973,681	$8,396,006

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
     The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Net income (loss) available for common shareholders — basic	$(398,398)	$520,791	$728,825	$1,344,312
Add: Accretion to preferred stock redemption value	—	—	—	102,271

Net income (loss) available for common shareholders — diluted	$(398,398)	$520,791	$728,825	$1,446,583

Weighted average common shares outstanding	7,727,740	7,415,750	7,638,034	4,368,272
Basic net income (loss) per share	$(0.05)	$0.07	$0.10	$0.31

Common share equivalents:
Dilutive effect of common stock options	—	408,990	299,093	382,724
Dilutive effect of common and preferred stock warrants	—	10,069	—	87,796
Dilutive effect of mandatorily redeemable convertible preferred stock	—	—	—	1,643,806

Weighted average common shares and common share equivalents	7,727,740	7,834,809	7,937,127	6,482,598
Diluted net income (loss) per share	$(0.05)	$0.07	$0.09	$0.22

     The following is a summary of the weighted average securities during the respective periods that have been excluded from the calculation because the effect on net income (loss) would be antidilutive:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Common stock options	532,351	—	160,295	8,033
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
To date, we have derived our revenue primarily from the sale of party related products from our Birthday Express website and catalog. For the three months ended February 28, 2006, we generated $18.8 million in net sales, an increase of 15.2% from $16.3 million in the three months ended February 28, 2005. Our gross margin as a percentage of sales was 47.9% in the three months ended February 28, 2006, compared with 51.6% in the three months ended February 28, 2005. For the nine months ended February 28, 2006, we generated $62.8 million in net sales, an increase of 26.7% from $49.6 million in the nine months ended February 28, 2005. Our gross margin as a percentage of sales was 49.4% in the nine months ended February 28, 2006, compared with 50.5% in the nine months ended February 28, 2005. For the three and nine-month periods ended February 28, 2006 we had a net loss of $398,000, and net income of $729,000, respectively. In the prior period we reported net income of $521,000 and $1.3 million in the three and nine-month periods ended February 28, 2005, respectively. Net income for the nine months ended February 28, 2006 includes a charge of $1.2 million for severance and related costs. No severance and related charges were included in the results for the same period in the prior year.
Comparison of Three Months Ended February 28, 2006 and February 28, 2005
Net Sales
Our net sales are comprised of product sales and shipping revenue. Net sales increased 15.2% to $18.8 million in the three months ended February 28, 2006 from $16.3 million in the three months ended February 28, 2005. The increase in net sales is driven primarily by our expanded direct marketing efforts. These efforts included paid search, email marketing and other online marketing programs, as well as catalog circulation. The increase in net sales in the three months ended February 28, 2006 reflects an increase of approximately 16% in the number of orders shipped, which grew to approximately 225,000 orders in the three months ended February 28, 2006 from approximately 194,000 orders in the three months ended February 28, 2005. Net sales per order for the three months ended February 28, 2006 was $83.69, compared with net sales per order of $84.26 for the three months ending February 28, 2005. We added approximately 128,000 new customers to our database during the third quarter, compared with 96,000 new customers added in the same quarter last year, an increase of approximately 33%. Primarily as a result of the more significant growth in new customers during the quarter, compared with the third quarter of fiscal 2005, revenue from our repeat customers decreased to approximately 45% of revenue during three months ended February 28, 2006, compared with approximately 52% during the three months ended February 28, 2005. Birthday Express net sales increased to $16.0 million in the third quarter of fiscal 2006 from $13.2 million in the third quarter of fiscal 2005, an increase of approximately 21%. Storybook Heirlooms net sales decreased approximately 13% quarter over quarter to $2.5 million, primarily due to a reduction of 24% in Storybook advertising expenses during the quarter as the Company began repositioning this brand with a higher focus on girls special occasion apparel and a lower focus on girls everyday sportswear.
Gross Margin

Our gross margin consists of net sales less cost of sales. Our cost of sales consists primarily of product costs, costs associated with our in-house production facility, including wages and depreciation, design and production costs for our apparel and costume brands, inbound and outbound shipping costs, and packaging materials for outbound shipments. Gross margin increased 6.9% to $9.0 million in the three months ended February 28, 2006 from $8.4 million in the three months ended February 28, 2005, due primarily to increased sales driven by our Birthday Express brand. Our gross margin was 47.9% of net sales in the three months ended February 28, 2006, compared with 51.6% of net sales in the three months ended February 28, 2005. The primary factors contributing to this change were increases in outbound shipping costs and discounted sales of Storybook merchandise. The increases in outbound shipping charges are due primarily to the Company upgrading orders at its expense to ensure that packages arrived at the customers’ homes when promised, as well as increased fuel surcharges. The increase in discounted sales of Storybook merchandise is due to the repositioning of the brand back to a special occasion focus.
Fulfillment
Our fulfillment expenses consist primarily of labor and other operating costs associated with our customer support and distribution centers. Our fulfillment expenses increased 51.4% to $3.0 million in the three months ended February 28, 2006 from $2.0 million in the three months ended February 28, 2005. As a percentage of net sales, these expenses increased to 16.0% in the three months ended February 28, 2006 from 12.2% in the three months ended February 28, 2005. The increase in fulfillment expenses as a percentage of revenue is due primarily to higher than anticipated costs related to the Company’s transition to a more automated picking process. The additional costs are primarily an increase in overtime and temporary labor costs incurred to ship customer orders. We expect that our fulfillment cost as a percentage of net sales in the fourth quarter of fiscal 2006 will be higher than during the fourth quarter of fiscal 2005 as we continue the transition to our new picking process. Our long-term target for fulfillment expenses remains at 10% of net sales.
Selling and Marketing
Our selling and marketing expenses consist primarily of advertising costs, wages and related payroll benefits for our internal marketing and merchandising staff. Advertising costs include online marketing efforts, print advertising and other direct marketing strategies. Online advertising costs are generally expensed as incurred. Prepaid direct marketing expenses consist of third-party costs including paper, printing and mailing costs and are capitalized and amortized over their expected period of future benefit, which is generally from 90 to 120 days. Selling and marketing expenses increased 16.7% to $4.9 million in the three months ended February 28, 2006 from $4.2 million in the three months ended February 28, 2005, due primarily to increases in online advertising and direct marketing circulation costs of $465,000. As a percentage of net sales, selling and marketing expenses were 26.2% in the three months ended February 28, 2006, compared with 25.9% in the three months ended February 28, 2005. Long-term, we continue to target annual sales and marketing costs between 23% and 25% of net sales.
General and Administrative
Our general and administrative expenses consist primarily of wages and related payroll benefits for our administrative and technology employees. These expenses also include credit card fees, legal and accounting professional fees, insurance, network fees, systems depreciation, bad debt expense, and other general corporate expenses. General and administrative expenses increased 28.7% to $2.0 million in the three months ended February 28, 2006 from $1.6 million in the three months ended February 28, 2005. Professional fees, insurance premiums and other related costs increased $220,000 in the three months ended February 28, 2006, compared with the three months ended February 28, 2005, primarily as a result of increases in Sarbanes-Oxley and other consulting fees, legal and accounting fees, and recruiting fees. Credit card fees increased by $75,000 in the three months ended February 28, 2006, compared with the three months ended February 28, 2005, due to the increase in net sales. As a percentage of net sales, our general and administrative expenses increased to 10.7% in the three months ended February 28, 2006 from 9.6% in the three months ended February 28, 2005.
Other Income (Expense), Net
The improvement in other income to $323,000 in the three months ended February 28, 2006, compared with $172,000 in the three months ended February 28, 2005, is due primarily to an increase in interest earned from the proceeds from our initial public offering.
Income Taxes

In the three months ended February 28, 2006, we recognized an income tax benefit of $217,000 on a net loss before taxes of $615,000, an effective tax rate of 35.2%. In the three months ended February 28, 2005, we recognized an income tax expense of $307,000 based on income before taxes of $828,000, an effective tax rate of 37.1%.
Comparison of Nine Months Ended February 28, 2006 and February 28, 2005
Net Sales
Net sales increased 26.7% to $62.8 million in the nine months ended February 28, 2006 from $49.6 million in the nine months ended February 28, 2005. The increase in net sales is driven primarily by our expanded direct marketing efforts. These efforts included paid search, email marketing and other online marketing programs, as well as catalog circulation. The increase in net sales reflects an increase of approximately 26% in the number of orders shipped, which grew to approximately 770,000 orders in the nine months ended February 28, 2006 from approximately 613,000 orders in the nine months ended February 28, 2005. Our increase in net sales in the nine months ended February 28, 2006 over the comparable period in the prior year also reflects a 0.8% increase in net sales per order to $81.61 from $80.96. Birthday Express net sales increased to $47.2 million in the nine months ending February 28, 2006 from $37.9 million in the nine months ending February 28, 2005, an increase of 24.5%. Costume Express net sales increased approximately 86% to $9.4 million, compared with the prior period net sales of $5.0 million. Storybook Heirlooms net sales decreased approximately 6% to $6.2 million, compared with the prior period net sales of $6.7 million.
Gross Margin
Gross margin increased 23.9% to $31.0 million in the nine months ended February 28, 2006 from $25.0 million in the nine months ended February 28, 2005 due primarily to increased sales. Our gross margin was 49.4% of net sales in the nine months ended February 28, 2006 compared with 50.5% in the nine months ended February 28, 2005. The change in gross margin percentage is due to increased outbound shipping costs, partially offset by a reduction in the cost of merchandise sold as a percentage of sales.
Fulfillment
Our fulfillment expenses increased 42.1% to $8.2 million in the nine months ended February 28, 2006 from $5.7 million in the nine months ended February 28, 2005. As a percentage of net sales, these expenses increased to 13.0% in the nine months ended February 28, 2006 from 11.6% in the nine months ended February 28, 2005. The increase in fulfillment expenses as a percentage of revenue is due primarily to an increase in labor and related costs in the distribution center, including higher than anticipated costs related to the Company’s transition to a more automated picking process. The increase can also be attributed to an increase in rent, utilities and depreciation as a percentage of revenue, due to the expansion of our warehouse and customer service areas in the second and third quarters of fiscal 2005.
Selling and Marketing
Selling and marketing costs increased 25.9% to $15.4 million in the nine months ended February 28, 2006 from $12.2 million in the nine months ended February 28, 2005. The increase in selling and marketing expenses was due primarily to increases in online advertising and direct marketing circulation costs of $2.6 million. As a percentage of net sales, selling and marketing expenses decreased slightly to 24.4% in the nine months ended February 28, 2006 from 24.6% in the nine months ended February 28, 2005. The decline as a percentage of net sales can be attributed primarily to leverage of fixed costs included in selling and marketing expenses such as personnel and related costs.
General and Administrative
General and administrative expenses increased 29.0% to $6.1 million in the nine months ended February 28, 2006 from $4.7 million in the nine months ended February 28, 2005. Credit card fees increased by $345,000 in the nine months ended February 28, 2006 over the nine months ended February 28, 2005, due to the increase in net sales. Professional fees, insurance premiums and other related costs increased $733,000 in the nine months ended February 28, 2006 over the nine months ended February 28, 2005, primarily as a result of increases in Sarbanes-Oxley and other consulting fees, legal and accounting fees, and recruiting fees. As a percentage of net sales, our general and administrative expenses were 9.7% in the nine months ended February 28, 2006 compared with 9.5% in the nine months ended February 28, 2005.
Severance and Related Costs

Severance and related costs incurred during the nine months ended February 28, 2006 relate to employee terminations that took place on July 22, 2005. Included in the $1.2 million severance and related cost balance is approximately $985,000 in cash severance payments and related payroll taxes. The remainder of the balance is composed of legal fees incurred by the company relating to the severance negotiations and the terminated employees’ legal complaint for wrongful termination. The expense related to these terminations was taken in the second quarter of fiscal 2006, at which time we agreed to settlement of all claims including claims of wrongful termination by these former employees. There were no severance and related costs in the nine-month period ended February 28, 2005.
Other Income (Expense), Net
Other income, net increased to $869,000 in the nine months ended February 28, 2006 from ($83,000) in the nine months ended February 28, 2005. The increase is due primarily to interest income earned on the proceeds from our initial public offering in October 2004 and the repayment of our $5.0 million term loan.
Income Taxes
In the nine months ended February 28, 2006, we recognized income tax expense of $391,000 on income before taxes of $1.1 million for the same period based upon an effective tax rate of 34.9%. In the nine months ended February 28, 2005, we recognized income tax expense of $869,000 on income before taxes of $2.3 million for the same period based upon an effective tax rate of 37.5%.
Liquidity and Capital Resources
As of February 28, 2006 we had working capital of $38.3 million, including cash and cash equivalents of $32.4 million. We believe that our current cash and cash equivalents, as well as cash flows from operations, will be sufficient to continue our operations and meet our capital needs for the foreseeable future.
Net cash provided by operating activities was $3.5 million and $1.3 million for the nine months ended February 28, 2006 and 2005, respectively. Net cash provided by operating activities in the first nine months of fiscal 2006 can be attributed primarily to net income, utilization of $345,000 of our deferred tax asset, depreciation and amortization of $885,000 and an increase in accrued liabilities of $2.6 million. The increase in accrued liabilities of $2.6 million was driven primarily by an increase of $1.3 million in deferred revenue, an increase of $436,000 in wages and related accruals, and an increase of $325,000 in online search fees payable. Net cash provided by operating activities in the first nine months of fiscal 2005 was attributed primarily to net income, utilization of our deferred tax asset, and an increase in accrued liabilities.
Net cash used in investing activities was $2.2 million and $29.5 million for the nine months ended February 28, 2006 and 2005, respectively. Cash used in investing activities in the nine months ended February 28, 2006 was used for capital expenditures, including automated picking equipment being installed to improve our fulfillment process. Cash used in investing activities for the nine months ended February 28, 2005 related primarily to the net of purchases, sales and maturities of marketable securities of $28.0 million.
Net cash provided by financing activities was $382,000 and $29.0 million for the nine months ended February 28, 2006 and 2005, respectively. Cash provided by financing activities in the first three quarters of fiscal 2006 was primarily due to proceeds from the exercise of stock options. Cash provided by financing activities in the nine months ended February 28, 2005 was due to the net proceeds from our initial public offering, offset by the repayment of our term loan.
The following table summarizes our contractual obligations as of February 28, 2006 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years
	(in thousands)
Description of Contractual Obligations:
Capital lease obligations	$2	$2	$—	$—
Operating lease obligations	1,760	797	963	—

	$1,762	$799	$963	$—

Critical Accounting Policies
Certain of our accounting policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is, by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. Management believes there have been no material changes during the nine months ended February 28, 2006 to the critical accounting policies reported in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended May 31, 2005.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly rated securities. As of February 28, 2006 we held short-term investments that had maturity dates of three months or less at the time of purchase, and consist primarily of money market accounts and commercial paper. Because of the short-term nature of our investments, we believe that our exposure to market rate fluctuations on those investments is minimal. On February 28, 2006, we had no long-term or short-term bank debt outstanding.
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
Item 4. Controls and Procedures.
     As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our acting chief executive officer and vice president, finance (our “certifying officer”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, our certifying officer concluded that these disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and SEC reports.
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

     We have reviewed our internal controls over financial reporting and have made no changes during the nine months ended February 28, 2006 that our certifying officer concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
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
     We achieved an annual net income for the first time in our corporate history during our fiscal year ended May 31, 2004. In the three months ended February 28, 2006, we had a net loss of $398,000. Prior to fiscal 2004 we have had a history of losses. We may incur losses again in our current or future fiscal years, especially as we introduce new products. We expect our operating expenses to increase in the future, as we, among other things:
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
     We were incorporated and began selling party products through our direct marketing catalog in June 1994 and on our www.BirthdayExpress.com website in April 1996. In April 2001, we acquired certain assets of Storybook Inc., a direct marketer of girls’ specialty and special occasion apparel. In February 2002, we re-launched the Storybook Heirlooms brand and the website www.Storybook.com. Revenue growth from our Storybook Heirlooms brand has historically not met management expectations, which in part, resulted in the Company’s decision in July 2006 to reposition the brand. In September 2003, we launched our website www.Costumeexpress.com and catalog for Costume Express, a provider of children’s and family costumes. We have historically derived more than 80% of our annual revenues from the sale of party products and accessories to families with young children under our Birthday Express brand. In order to achieve the desired growth in our sales and business, we will need to expand into new product categories. Challenges that may affect our ability to expand into new product categories include our ability to:
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
     Our fulfillment and distribution operations are located in Greensboro, North Carolina. These operations are critical to the cost-effective and efficient fulfillment and shipment of customer orders. We are making modifications to our distribution center to accommodate more streamlined distribution procedures. The Company has incurred higher than anticipated costs in implementing these procedures, as well as, higher fulfillment costs related to the Company’s transition to the more automated order picking process. As a result, for the third quarter of fiscal 2006, fulfillment costs increased to 16.0% of net sales, compared with 12.2% in the same period in the prior year. These increased costs contributed significantly to our net loss in the third quarter. If we are unable to successfully remedy our transition difficulties or manage our fulfillment and distribution operations, we could continue to incur increased costs to fulfill customer orders, or may be required to find one or more parties to provide these services for us. Until remedied, we will incur higher expenses and additional costs. Failure to correct the issues in our distribution facility, or to successfully implement the new distribution processes, could continue to result in delays in fulfillment and shipment of customer orders, which will in turn increase our costs and might hurt our reputation and discourage repeat sales.
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
     Our financial performance depends on our ability to purchase our products in sufficient quantities at competitive prices. We purchase our products from over 250 foreign and domestic manufacturers and distributors. We have no long-term purchase contracts with any of these suppliers, and therefore, have no contractual assurances of continued supply, access to products or favorable pricing. Any vendor could increase prices or discontinue selling to us at any time. The lack of long-term contracts also exposes us to increased risks associated with changes in local economic conditions, trade issues and foreign currency fluctuations. In our quarter ended February 28, 2006, products supplied by our ten largest suppliers represented approximately 37.7% of inventory purchases, with our largest supplier representing 12.4%. If we are unable to maintain these supplier relationships, our ability to offer high-quality, favorably-priced products to our customers may be impaired, and our sales and gross margins could decline.
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
     Our performance is substantially dependent on the services of our senior management and other key personnel, particularly, Darin White, our Interim Chief Executive Officer and Vice President Finance. Several of our former officers, including Michael Jewell, our President and Chief Executive Officer, Louis S. Usarzewicz, our Executive Vice President Operations, Lori Liddle, Chief Marketing and Merchandising Officer and Dina Alhadeff, Vice President, Storybook, departed from Celebrate Express in the recent past. We cannot assure you that disruptions occasioned by their departures will not have an adverse impact on our near-term operations. Our performance also depends on our ability to retain and motivate our officers and key employees. We do not have employment agreements with any of our key personnel. The loss of the services of Mr. White or any of our other key employees for any reason could harm our business, financial condition and operating results. Our future success also depends on our ability to identify, attract, hire, train, retain, and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing, and customer support personnel. Competition for such personnel is intense and we cannot assure you that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel.
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
     In the event that we are temporarily unable to timely fulfill our customers’ orders through our Greensboro facility, we will either upgrade the shipping or attempt to re-ship the orders from another source. However, we cannot guarantee that we will be able to fulfill all orders or that we will be able to deliver the affected orders in a timely manner. This could result in increased fulfillment costs or a decrease in sales, as well as the potential loss of repeat orders from affected customers. In addition, if operations at our Greensboro facility become permanently disrupted due to any of the above or other factors, we may not be able to secure a replacement fulfillment and distribution facility on terms acceptable to us or at all. We do not currently maintain back-up power systems at our Greensboro facility, nor do we have a formal disaster recovery plan and our business interruption insurance may be insufficient to compensate us for losses that occur in the event operations at our fulfillment and distribution center are interrupted.
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
     For the quarter ended February 28, 2006, our online sales represented approximately 69% of our total sales. Our future sales and profits are substantially dependent upon the continued use of the Internet as an effective medium of business and communication by our customers. Internet use may not continue to develop at historical rates and consumers may not continue to use the Internet and other online services as a medium for commerce. Highly-publicized failures of some online retailers in meeting consumer demands could result in consumer reluctance to adopt the Internet as a means for commerce, and thereby damage our reputation and brands and reduce our revenues and results of operations.
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
     We are subject to general business regulations and laws, as well as regulations and laws that specifically govern database use in direct marketing and Internet and online commerce. Existing and future regulations and laws may impede the growth of database direct marketing, Internet or other online services. These regulations and laws may cover taxation, restrictions on imports and exports, customs, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, email restrictions, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws and regulations governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to database direct marketing, the Internet and online commerce. Unfavorable resolution of these issues may slow the growth of database direct marketing, online commerce and, in turn, our business.
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
     If our shareholders sell substantial amounts of common stock in the public market, or if the market perceives that these sales may occur, the market price of our common stock may decline. Our former chief executive officer and president has in the past established, and he and other officers or directors may in the future establish, programmed selling plans under Rule 10b5-1 for the purpose of effecting sales of common stock. We have also registered all shares of common stock that we may issue under our employee benefits plans. As a result, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. The holders of a significant portion of our common stock have rights, subject to some conditions, to require us to file registration statements covering the resale of their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. These registration rights of our shareholders could impair our ability to raise capital by depressing the price at which we could sell our common stock.
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
From the effective date of the registration statement through February 28, 2006, the Company has used the net proceeds from the offering for repayment of the Company’s $5.0 million term loan. The remaining proceeds from the offering are invested in commercial paper and money market securities.

Item 6. Exhibits.

Exhibit No.	Description
3.1(1)	Amended and Restated Articles of Incorporation of Celebrate Express, Inc.

3.2(1)	Bylaws of the Registrant — Celebrate Express, Inc.

4.1(1)	Specimen Common Stock Certificate.

10.1(2)	Separation and Consulting Agreement with Mike Jewell, dated February 15, 2006.

31.1	Certification of Chief Executive Officer and Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-117459), as amended, initially filed with the Securities and Exchange Commission on July 16, 2004.

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on February 15, 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELEBRATE EXPRESS, INC.
Date: April 13, 2006	By:	/s/ Darin L. White
Darin L. White
Acting Chief Executive Officer and Vice President, Finance (Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Articles of Incorporation of Celebrate Express, Inc.

3.2(1)	Bylaws of the Registrant — Celebrate Express, Inc.

4.1(1)	Specimen Common Stock Certificate.

10.1(2)	Separation and Consulting Agreement with Mike Jewell, dated February 15, 2006

31.1	Certification of Chief Executive Officer and Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-117459), as amended, initially filed with the Securities and Exchange Commission on July 16, 2004.

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities Exchange Commission on February 15, 2006.