Form 10-K
period 2006-05-31
CELEBRATE EXPRESS, INC.
filed 2006-08-28
CIK 1100124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 000-50973

CELEBRATE EXPRESS, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1644428
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11220 - 120th Avenue NE, Kirkland, Washington 98033
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(425) 250-1061

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value	The Nasdaq Stock Market, Inc.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b(2) of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $64,068,456 as of November 30, 2005, based upon the closing sale price of $12.90 on the Nasdaq Global Market reported for such date. 2,736,589 shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 7,788,849 shares of the registrant’s common stock issued and outstanding as of August 1, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the 2006 Annual Meeting of Shareholders.

CELEBRATE EXPRESS, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business.

This report contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance that are based on current expectations, estimates, forecasts and projections about the industry in which we operate and the beliefs and assumptions of our management. In some cases, you can identify forward-looking statements by terms such as “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “targets,” “seek,” or “continue,” the negative of these terms or other variations of such terms. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances, are forward-looking statements. These statements are only predictions based upon assumptions made that are believed to be reasonable at the time, and are subject to risk and uncertainties. Therefore, actual events or results may differ materially and adversely from those expressed in any forward-looking statement. In evaluating these statements, you should specifically consider the risks described under Item 1A “Risk Factors” and elsewhere in this report. These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Celebrate Express is a leading provider of celebration products serving families with young children, via the Internet and catalogs. We currently operate two brands, Birthday Express and Costume Express, which respectively offer high-quality children’s party products and children’s costumes and accessories. In the beginning of fiscal 2007, we started the process of winding down the operations of our Storybook Heirlooms brand, which offered girls’ special occasion and specialty apparel. Our marketing strategy utilizes our branded websites, complemented by our branded catalogs, to offer products as completely coordinated assortments. We support our customer’s purchasing experience with detailed product information, knowledgeable event planning advice and responsive customer service. Our goal is to help busy parents celebrate the special moments in their children’s lives.

Our brands were built around the concept of offering a complete accessorized product assortment for the celebration needs of families with young children. We began with our Birthday Express brand, which offers customers over 150 children’s party themes. Each party theme encompasses the products and information necessary to help busy parents create a memorable birthday celebration. Our Costume Express brand offers an assortment of high-quality children’s costumes for Halloween and a variety of dress-up occasions. Offering multiple brands has allowed us to leverage our product development expertise, sourcing capabilities, inventory management skills and customer database to increase our revenue.

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

In fiscal 2006, we generated $87.0 million in net sales, an increase of 25.9% from $69.1 million in fiscal 2005. In fiscal 2006, our Birthday Express brand accounted for approximately 79% of our revenue and our websites represented our fastest growing sales channel comprising approximately 69% of net sales. In the same period, our net sales per order was $82.12 and more than 46% of our sales came from repeat customers.

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

Broad Merchandising Assortment

We offer a broad mix of proprietary and third-party products. Our proprietary products are internally designed and are either manufactured by us, or manufactured exclusively for us. These proprietary products serve to differentiate us from competitors, create product continuity from year to year and provide an opportunity for increased margins relative to our other products. In addition, we purchase products from third-party suppliers in order to add popular products and styles to our offerings. For example, we believe that our Birthday Express party assortment is larger and more diverse than those typically found in a traditional retail store. We offer more than 150 themes, over 50 of which are exclusive or proprietary designs. Each of our proprietary and third-party themes has an extensive selection of as many as 40 coordinated party products. We have implemented a similar merchandising strategy in our Costume Express brand by offering customers complete proprietary and third-party ensembles. Our Costume Express brand offers a broad assortment of approximately 400 quality costumes, most of which are available with coordinated accessories. For example, customers shopping for a pirate costume can also purchase an earring, eye patch, three-corner hat, hook, sword, stuffed parrot and telescope.

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

Knowledgeable Online and Phone Sales Staff.  We conduct extensive training, monitoring and evaluation to ensure that our customer support team exhibits a consistently high level of product knowledge and professionalism across all our brands. Our customer support team for Birthday Express consists of trained party planners who are available to process orders, help with age-appropriate theme and activity selection and offer party planning ideas and advice. We offer an online chat feature on every product web page that allows customers to access real-time answers from trained planners. Our Costume Express brand is supported by the same customer support representatives who are able to offer customers detailed accessory, sizing, fabric content and care information.

We believe that the information and advice provided by our websites and customer support team not only saves our customers time, but also gives them confidence in their purchases and in the planning of their celebration. We also believe that this contributes to increased customer loyalty and repeat purchases over time.

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

For example, in our Birthday Express brand we currently offer over 150 themes, with as many as 40 accessories per theme. We offer our products individually and in themed party packages from “Basic” to “Ultimate,” and we customize each package. We believe that giving customers the freedom to customize orders saves the customer money, reduces waste and contributes to a more satisfying shopping experience.

Rapid Time to Market

We believe our ability to quickly respond to changing consumer demand with new products, allows us to improve our customers’ overall shopping experience. We carefully analyze our customers’ buying patterns and we use these results to guide our merchandising strategy. Our online sales channel allows us the flexibility to bring products to market rapidly and to continually refine our merchandising assortment based on demand.

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

Our Growth Strategy

Our goal is to become the leading multi-brand destination for celebration products, merchandised as complete solutions, serving families with young children. Key elements of our strategy include:

Build Brand Awareness and Expand Our Customer Base

We plan to continue to use a variety of online and print marketing strategies to target families with young children. We drive traffic to our websites and customer support center primarily through the use of catalogs, outbound email, search marketing and web-based affiliate programs. By increasing consumer awareness, we are making our branded websites a popular destination on the Internet. We also believe that word of mouth advertising is an important source of new customer acquisition and that many of our customers were introduced to our brands while attending celebrations featuring our products. Our direct marketing model utilizing branded websites and catalogs allows us to cost-effectively build our brand awareness and expand our customer database. In our fiscal year ended May 31, 2006, we added approximately 560,000 new customers to our database, an increase of 35% over the 415,000 new customers added during our fiscal year ended May 31, 2005. As of May 31, 2006, our customer database totaled over 2.8 million customers.

Continue to Add New Brands

We continuously evaluate the potential to develop or acquire new brands in attractive product categories in an effort to better serve our customers. During fiscal 2004, we added the Costume Express brand via internal development. The addition of this brand has allowed us to use our customer database to generate sales and increase order frequency. For our fiscal year ended May 31, 2006, our Costume Express brand accounted for approximately 11% of our net sales.

Increase Sales Per Customer

We plan to increase our sales per customer by increasing both the frequency of purchase and net sales per order. We believe establishing a long-term relationship with our customer is key to driving frequent purchases. By offering new brands, such as Costume Express, we have increased the number of occasions for which our customers can purchase our products. We also employ a number of strategies to increase net sales per order, including offering an expanded assortment of products and accessories.

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

Our Brands and Product Offerings

We offer our celebration products through the following brands:

Birthday Express

We launched our Birthday Express brand to provide children’s party solutions utilizing a catalog in June 1994 and a website in April 1996. We currently offer over 150 birthday party themes that include a mix of third-party and proprietary products. Our third-party properties include popular themes such as Disney Princesses, Cars and Thomas the Tank Engine. Our proprietary themes are based on either licenses, such as The DOG, Tony Hawk and LEGO, or internally developed children’s themes such as fire trucks, construction equipment, and horses.

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

Costume Express

We tested Costume Express as a separate brand through a website and catalog in Fall 2003 and based on its performance, we rolled out this brand in Fall 2004. Costume Express grew organically out of our costume offerings in our Birthday Express and Storybook Heirlooms brands and now includes approximately 400 costumes for Halloween and other year-round dress-up occasions. We also offer a variety of add-on accessories that enhance the total costume and allow the customer to choose the completeness of the look. While we carry some third-party costumes such as Kim Possible, Batman and Elmo to capture current trends, we also generate roughly 40% of our revenues in Costume Express from our own proprietary designs. Costumes with timeless, broad appeal such as princesses, divas, hippies, witches and mermaids, provide us with a stable product assortment that we can market year after year. Our proprietary costumes use high-quality fabric, design and construction, which distinguishes us from mass merchandisers. Our costumes range in price from approximately $24 for a basic costume to more than $150 for a completely accessorized costume.

Storybook Heirlooms

We acquired the Storybook Heirlooms brand in April 2001. Due to various challenges with the brand and the girls’ apparel market, we decided to begin an orderly wind-down of our Storybook brand at the beginning of fiscal 2007. The Company will continue to operate the brand in fiscal 2007 through sale efforts to sell through the existing inventory. We will then re-focus Company resources on our faster growing Birthday Express and Costume Express brands.

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

Proprietary products are designed and developed by our in-house staff, including individuals who specialize in graphic art, sculpture, production and sourcing. Additionally, we utilize freelance design resources as needed. Our proprietary products are either manufactured by us or manufactured exclusively for us. We obtain our costumes and non-paper products directly from a diverse network of over 200 manufacturers and distributors throughout

North America, Europe and Asia. We believe sourcing our products directly from manufacturers allows us to eliminate traditional supply chain intermediaries and thus more effectively reduce costs, monitor product quality and coordinate selections to match our themed packages. Third-party products are also key to each of our brands because they allow customers to purchase products based on current trends. Our merchandisers gain insight into market trends through their relationships with key suppliers and by traveling to tradeshows to find new products. We are often able to purchase popular products from third-party suppliers at discounts based on our volumes and reorder, as needed, to meet our customers’ demand. In our Birthday Express and Costume Express brands, this strategy allows us to offer current products such as Darth Vader and Dora the Explorer, without incurring the significant financial investment and risk that comes from pursuing such large and visible licenses. In our fiscal year ended May 31, 2006, products supplied by our ten largest suppliers represented 35.0% of our inventory purchases.

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

Offline Marketing and Promotion.  Our catalogs remain our primary advertising and marketing vehicle. Our branded catalogs showcase our best-selling party products and costumes and help to generate interest in our broader online offerings. We also occasionally market our products through direct marketing insert programs.

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

Customer Support Center.  Our customer support staff receives extensive training across each brand’s product offering upon joining the organization, followed by monthly hands-on training. This knowledge base allows them to work confidently with the customer to build a complete party package or accessorized outfit. We regularly monitor calls to ensure consistent service levels, and our mentoring program is designed to improve sales skills. We continue to invest in training and technology to ensure that our customer support staff has the necessary tools and knowledge to provide a positive customer shopping experience. Call center staffing is managed with the help of workforce software that allows us to answer over 85% of customer calls on the first ring. When we receive unexpectedly high call volume, customers holding longer than one minute are offered an automatic call-back option in which the system accurately quotes an estimated number of minutes until the return phone call, holds the customer’s place in line and serves the return call to the next available customer support representative. We have also implemented an incoming call recognition system to automatically populate customer information onto the order entry screen, which saves time and increases order accuracy.

Each customer support staff member has real-time access to extensive product information via our internal customer support website. This serves to increase efficiency and improve the customer shopping experience. Our customer support representatives are available for online and phone support weekdays from 4:30 a.m. to 10:00 p.m., and weekends from 6:00 a.m. to 9:00 p.m., Pacific time.

Fulfillment and Shipping

We believe that order fulfillment procedures, distribution center location and customized software to manage the pick, pack and ship order process are key elements of our strategy. Our fulfillment and distribution center is in Greensboro, North Carolina. Our Greensboro facility operates 24 hours a day during weekdays, to ensure that orders are processed on a continuous basis. Our customized fulfillment software enables us to pick, pack and ship orders in packages and sets, which under our Birthday Express brand involves an average of 15 picks consisting of over 100 individual components.

We are in the process of upgrading our distribution center procedures to enhance efficiencies and provide further scalability for growth. We are now utilizing pick-to-light technology to pick the Birthday Express orders, and intend to make additional investments to further automate and enhance functionality in our replenishment and packaging operations. We have experienced difficulties in our distribution center and have incurred higher than anticipated costs related to the transition to the pick-to-light technology in fiscal 2006. The additional costs are primarily increases in labor, overtime and temporary labor costs incurred to ship customer orders. As we anticipate additional investments and procedural changes will be made to improve the distribution center throughout fiscal 2007, we expect that we will continue to incur costs associated with the transition to and implementation of these improvements.

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

Our websites are available 24 hours a day, seven days a week with minimal downtime required for maintenance. Our websites are maintained in our secure data center in Kirkland, Washington. This location provides us both website and web server redundancy. Our data center is also equipped with redundant network connections, emergency power backup systems and firewall software. We utilize tape backup systems for all our servers and software. We currently store our customer database on concurrently running servers.

Competition

We operate in several highly competitive markets including party goods and children’s costumes. Our primary competition comes from traditional retailers that offer a variety of products in the party products and apparel spaces. Competitors can enter our market with little difficulty and can launch new websites or catalogs at relatively low cost.

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

Intellectual Property

We regard our copyrights, service marks, trademarks, trade secrets and similar intellectual property as critical to our success. We rely on trademark and copyright laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. Birthday Express and BirthdayExpress.com are registered with the United States Patent and Trademark office, and we have filed federal trademark applications for Costume Express and Celebrate Express. Our outstanding trademark applications may not be allowed. Even if these applications are allowed, they may not provide us a competitive advantage. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

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

Employees

As of May 31, 2006, we had 456 full and part-time employees, including 129 in customer support, 47 in marketing and merchandising, 18 in technology and information systems, 246 in distribution and manufacturing and 16 in administration. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Item 1A.	Risk Factors.

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

We achieved an annual net income for the first time in our corporate history during our fiscal year ended May 31, 2004. In the three months periods ended February 28, 2006 and May 31, 2006, we had net losses of $398,000 and $324,000, respectively. Prior to fiscal 2004 we have had a history of losses. We may incur losses again in our current or future fiscal years, especially as we introduce new products. We expect our operating expenses to increase in the future, as we, among other things:

•	expand into new product categories;

•	continue with our marketing efforts to build our brand names;

•	expand our customer base;

•	upgrade our operational and financial systems, procedures and controls;

•	invest in and upgrade our distribution center; and

•	retain existing personnel and hire additional personnel, including senior leadership.

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

We were incorporated and began selling party products through our direct marketing catalog in June 1994 and on our www.BirthdayExpress.com website in April 1996. In April 2001, we acquired certain assets of Storybook Inc., a direct marketer of girls’ specialty and special occasion apparel. In February 2002, we re-launched the Storybook Heirlooms brand and the website www.Storybook.com. Revenue growth from our Storybook Heirlooms brand has historically not met management expectations, which in part, resulted in the Company’s decision in June 2006 to wind-down the operations of the brand. In September 2003, we launched our website www.Costumeexpress.com and catalog for Costume Express, a provider of children’s and family costumes. We have historically derived more than 75% of our annual revenues from the sale of party products and accessories to families with young children under our Birthday Express brand. In order to achieve the desired growth in our sales and business, we will need to expand into new product categories. Challenges that may affect our ability to expand into new product categories include our ability to:

•	improve the efficiency of our distribution center;

•	successfully design, produce and market new products;

•	identify and introduce new product categories;

•	maintain our gross margins with respect to new product categories;

•	provide a satisfactory mix of merchandise that is responsive to the needs of our customers;

•	broaden consumer awareness of our existing and future brands;

•	manage our selling, marketing and fulfillment costs; and

•	manage our dual-channel direct marketing model.

In addition, we may experience a higher degree of seasonality in our business as we expand our brands or expand into new brands or product categories that have seasonal significance. If we are unsuccessful in addressing these risks and uncertainties, our business, financial condition and results of operations may be harmed.

Our evaluation of strategic alternatives may negatively impact business operations and our assets.

On August 21, 2006, we announced that we engaged an investment banker to assist us in a review of our strategic alternatives including a sale of the company. As this review is in its early stages, we are uncertain as to what strategic alternatives may be available to us, whether we will elect to pursue any such strategic alternatives, or what impact any particular strategic alternative will have on our stock price if pursued. There are various uncertainties and risks relating to our exploration of strategic alternatives, including:

•	exploration of strategic alternatives may distract management and disrupt operations, which could have a material adverse effect on our operating results;

•	we may not be able to successfully achieve the benefits of any strategic alternative undertaken by us;

•	the process of exploring strategic alternatives may be time consuming and expensive and may result in the loss of business opportunities; and

•	perceived uncertainties as to our future direction may result in increased difficulties in recruiting and retaining employees, particularly senior management.

If the exploration of strategic alternatives does result in a transaction, we are unable to predict what the market prices of our common stock would be after the announcement of such a transaction. In addition, the market price of our stock could be highly volatile for several months as we explore strategic alternatives and may continue to be more volatile if and when a transaction is announced or we announce that we are no longer exploring strategic alternatives.

The loss of our senior management or other key personnel could harm our current and future operations and prospects.

Our performance is substantially dependent on the services of our senior management and other key personnel, particularly, Kevin Green, our Chief Executive Officer, and Darin White, our Vice President Finance. Several of our former officers, including Michael Jewell, former President and Chief Executive Officer, Louis Usarzewicz, Executive Vice President Operations, Lori Liddle, Chief Marketing and Merchandising Officer, and Allen McDowell, Vice President of Information Systems departed from Celebrate Express in the recent past. These departures have had an adverse impact on our operations and financial results. We cannot assure you that the continued absence of senior management will not further adversely impact our business, financial condition and results of operations. Recruiting new senior management has taken longer than we would have anticipated, and we expect that recruiting will become more difficult and expensive given our recent announcement concerning exploration of strategic alternatives.

Our performance also depends on our ability to retain and motivate our officers and key employees. We do not have employment agreements with our key personnel except Mr. Green. The loss of the services of Mr. Green or Mr. White or any of our other key employees for any reason could harm our business, financial condition and operating results. Our future success also depends on our ability to identify, attract, hire, train, retain, and motivate senior management and other technical, managerial, editorial, merchandising, marketing, and customer support personnel. Competition for such personnel is intense and we cannot assure you that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel.

Failure to successfully manage our fulfillment and distribution operations could cause us to incur increased costs or lose customers.

Our fulfillment and distribution operations are located in Greensboro, North Carolina. These operations are critical to the cost-effective and efficient fulfillment and shipment of customer orders. We are making modifications to our distribution center to accommodate more streamlined distribution procedures. The Company has incurred higher than anticipated costs in implementing these procedures, as well as, higher fulfillment costs related to the Company’s transition to a more automated order picking process. As a result, for fiscal 2006, fulfillment costs increased to 13.4% of net sales, compared with 11.6% in fiscal 2005. These increased costs contributed significantly to our net loss in the third and fourth quarters of fiscal 2006. We expect that we will continue to incur higher expenses and additional costs throughout fiscal 2007 as we make further improvements in our fulfillment and distribution operations. Failure to correct the issues in our distribution facility, or to successfully implement the new distribution processes, could continue to result in delays in fulfillment and shipment of customer orders, which will in turn increase our costs more than we anticipate and might hurt our reputation and discourage repeat sales. If we are unable to successfully remedy our fulfillment difficulties or manage our fulfillment and distribution operations, we could also incur increased costs to fulfill customer orders for longer than anticipated, or may be required to find one or more parties to provide these services for us.

As our operations grow in size and scope, we will need to improve, upgrade and increase the capacity of our fulfillment and distribution center systems and infrastructure. The expansion of our fulfillment and distribution systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of our business increases, with no assurance of a corresponding increase in sales. If we cannot expand our distribution center or move to a larger distribution center in advance of increased customer demand, we could experience increased expenses and lower customer satisfaction. Any of these problems could impair our reputation, damage our brands and cause our sales to decline.

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

We operate in several competitive markets including party goods and children’s costumes. Our primary competition comes from traditional retailers that offer a variety of products in the party goods and apparel markets. We believe our primary competition in party goods and costumes is from mass merchandisers such as Target and Wal-Mart, and party goods superstores such as Party City and Party America. We also compete in these markets with a variety of other companies including: online retailers of party goods; traditional card and gift specialty retailers; supermarkets and drugstores; and catalog retailers of novelty items.

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

Our financial performance depends on our ability to purchase our products in sufficient quantities at competitive prices. We purchase our products from over 250 foreign and domestic manufacturers and distributors. We have no long-term purchase contracts with any of these suppliers, and therefore, have no contractual assurances of continued supply, access to products or favorable pricing. Any vendor could increase prices or discontinue selling to us at any time. The lack of long-term contracts also exposes us to increased risks associated with changes in local economic conditions, trade issues and foreign currency fluctuations. In our fiscal year ended May 31, 2006, products supplied by our ten largest suppliers represented approximately 35.0% of inventory purchases, with our largest supplier representing 10.6%. If we are unable to maintain these supplier relationships, our ability to offer high-quality, favorably-priced products to our customers may be impaired, and our sales and gross margins could decline.

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

If any of the products that we sell causes harm or damages to any of our customers or other individuals, we could be vulnerable to product liability claims. Although we maintain insurance against product liability claims, our coverage may be inadequate to cover any liabilities we may incur. We also work with experts to test some of our products for safety compliance, but our tests may not identify all potential product defects before products are sold. Even if we successfully defend ourselves against product liability claims, we could be forced to spend a substantial amount of money in litigation expenses, our management could be required to spend valuable time in the defense against these claims, we could be required to remove products from inventory, and we could suffer adverse publicity about the safety and fitness of our products, any of which could harm our business.

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

We have limited experience in acquiring other businesses. In April 1997 we acquired the assets of Great Days Publishing, Inc., a product line that offers a variety of personalized date history scrolls that chronicle noteworthy events. This product line is marketed under our Birthday Express brand. In April 2001, we acquired the assets of Storybook Inc. In June of 2006, we announced the wind-down of the Storybook brand. We expect to continue to consider opportunities to acquire other products and businesses that could enhance or complement our current products and services or expand the breadth of our product categories or customer base. Potential and completed acquisitions involve numerous risks, including:

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

For example, in the acquisition of Storybook Heirlooms, integration expenses were higher than forecasted and we were unable to achieve acceptable revenue levels for the brand. If we fail to properly evaluate and execute future acquisitions, our management team may be distracted from our day-to-day operations, our business may be disrupted, and our operating results may suffer.

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

The steps we take to protect our proprietary rights may be inadequate. We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. Birthday Express and BirthdayExpress.com are registered with the United States Patent and Trademark office, and we have filed federal trademark applications for Costume Express and Celebrate Express. We cannot be certain we will be able to obtain registration for our filed trademarks or for trademarks we submit applications for in the future. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which we will sell our products and services. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights and our brands and reputation could be impaired and we could lose customers.

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

Our ability to provide satisfactory levels of customer support also depends, to a large degree, on the efficient and uninterrupted operation of our customer support center. Any material disruption or slowdown in our telephone order processing systems resulting from capacity constraints, labor disputes, telephone or Internet failures, power or service outages, natural disasters or other events could make it difficult or impossible to provide adequate telephone-based customer support. Further, we may be unable to attract and retain an adequate number of competent customer support representatives, which is essential in creating a favorable customer experience. If we are unable to continually provide adequate staffing for our customer support operations, our reputation could be seriously harmed. In addition, we cannot assure you that call volumes will not exceed our present system capacities. If this occurs, we could experience delays in accepting orders, responding to customer inquiries and addressing customer concerns. Also, we may be required to expand our customer support center in the near future. We cannot assure you that we will be able to find additional suitable facilities on acceptable terms or at all, which could seriously hinder our ability to provide satisfactory levels of customer support. Because our success depends in large part on keeping our customers satisfied, any failure to provide satisfactory levels of customer support would likely impair our reputation and we could lose customers.

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

We assemble, package, and ship our orders, and process all product returns, at our Greensboro, North Carolina fulfillment and distribution facility. In the future, we may be unable to fulfill our customers’ orders at this facility in a timely manner, or at all, due to a number of factors, including:

•	a failure to maintain or renew our existing lease agreement;

•	a power, telecommunications or other systems failure;

•	an employee strike or other labor stoppage;

•	terrorist attacks, acts of war or break-ins;

•	a disruption in the transportation infrastructure including air traffic and roads; or

•	fire, flood, hurricane or other disaster.

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

For the fiscal year ended May 31, 2006, our online sales represented approximately 69% of our total sales. Our future sales and profits are substantially dependent upon the continued use of the Internet as an effective medium of business and communication by our customers. Internet use may not continue to develop at historical rates and consumers may not continue to use the Internet and other online services as a medium for commerce. Highly-publicized failures of some online retailers in meeting consumer demands could result in consumer reluctance to adopt the Internet as a means for commerce, and thereby damage our reputation and brands and reduce our revenues and results of operations.

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

As the Internet and online commerce industries evolve, we may be required to license emerging technologies useful to our business, enhance our existing services, develop new services and technologies that address the increasingly sophisticated and varied needs of our prospective customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We may not be able to successfully implement these new services and technologies or adapt our websites, telephone and transaction-processing systems to customer requirements or emerging industry standards. Some of our computer systems use antiquated software that is no longer supported by the vendor. If we were to encounter problems with these systems it could be costly and time consuming to correct, and may disrupt operations. If we fail to respond to these issues in a timely manner, we may lose existing customers and be unable to attract sufficient numbers of new customers.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate offices and production facility are located in Kirkland, Washington, where we lease an aggregate of approximately 42,000 square feet under a lease that expires in December 2008. In addition, we lease an aggregate of 86,400 square feet in Greensboro, North Carolina for our fulfillment, distribution and additional production facility, under a lease that expires in August 2007, with an option to renew the facility lease for an additional three years.

Item 3.	Legal Proceedings.

We are not aware of any pending legal proceedings (other than routine litigation that is incidental to the business).

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity

Our Common Stock is quoted on The NASDAQ Stock Market’s Global Market under the symbol “BDAY.” As of August 1, 2006, we had approximately 141 shareholders based on the number of record holders.

On October 19, 2004, a registration statement on Form S-1 was declared effective for our initial public offering. The following table sets forth the high and low sales prices of our Common Stock for our fiscal year ended

May 31, 2006 and the period of October 20, 2004 through May 31, 2005. The quotations are as reported in published financial sources.

	High	Low

Fiscal Year 2006:
First Quarter	$15.20	$11.50
Second Quarter	$14.50	$12.19
Third Quarter	$15.39	$11.00
Fourth Quarter	$13.80	$11.43
Fiscal year 2005:
Period from October 20, 2004 through November 30, 2004	$18.75	$16.06
Third Quarter	$22.19	$18.00
Fourth Quarter	$20.00	$11.49

We have not paid any cash dividends on our common stock since inception, and it is not anticipated that cash dividends will be paid on shares of our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

For information concerning securities authorized for issuance under our equity compensation plans see Note 7 of the Notes to Financial Statements included in this Form 10-K under Item 8.

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

From the effective date of the registration statement through May 31, 2006, the Company has used a portion of the net proceeds from the offering for repayment of the Company’s $5.0 million term loan. The remaining proceeds from the offering are invested in commercial paper and money market securities.

Item 6.	Selected Financial Data.

The selected consolidated financial and operating data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

The selected statement of operations data for fiscal 2006, 2005, and 2004, and the selected balance sheet data as of May 31, 2006 and 2005 are derived from the audited financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for fiscal 2003 and 2002 and the selected balance sheet data as of May 31, 2004, 2003, and 2002 are derived from the audited financial statements which are not included in this Annual Report on Form 10-K.

	Fiscal Year Ended May 31,
	2006	2005	2004	2003	2002
	(In thousands, except share and per share data)

Statement of Operations Data:
Net sales	$87,016	$69,138	$51,939	$37,811	$29,914
Cost of sales	44,244	33,987	26,574	19,483	14,235

Gross margin	42,772	35,151	25,365	18,328	15,679
Operating expenses
Fulfillment	11,617	8,039	6,627	5,371	5,957
Selling and marketing	22,076	16,787	12,834	9,913	8,523
General and administrative	8,476	6,482	4,636	4,112	3,852
Asset impairment(1)	—	—	—	—	1,388
Severance and related costs(3)	1,179	—	—	—	—

Total operating expenses	43,348	31,308	24,097	19,396	19,720

Income (loss) from operations	(576)	3,843	1,268	(1,068)	(4,041)
Other income (expense), net	1,231	131	(788)	(521)	(225)

Net income (loss) before income taxes	655	3,974	480	(1,589)	(4,266)
Income tax benefit (expense)(2)	(250)	(1,489)	9,013	—	—

Net income (loss)	405	2,485	9,493	(1,589)	(4,266)
Accretion to preferred stock redemption value	—	(102)	(266)	(265)	(196)

Net income (loss) available for common shareholders	$405	$2,383	$9,227	$(1,854)	$(4,462)

Net income (loss) per share:
Basic	$0.05	$0.46	$6.39	$(1.34)	$(3.23)

Diluted	$0.05	$0.35	$1.85	$(1.34)	$(3.23)

(1)	In our fiscal year ended May 31, 2002, we recorded an asset impairment charge of $1,388 related to our enterprise software.

(2)	In our fiscal year ended May 31, 2004, we recorded a net income tax benefit of $9,013 primarily as a result of the reversal of a valuation allowance on our deferred tax assets.

(3)	In our fiscal year ended May 31, 2006, we recorded severance and related costs of $1,179 related to the termination of certain officers of the corporation in July 2005.

	May 31,
	2006	2005	2004	2003	2002
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$31,327	$30,769	$2,243	$1,672	$331
Working capital	37,373	38,076	6,041	2,733	458
Total assets	57,200	53,057	20,482	8,988	7,789
Long-term debt, less current portion	—	—	4,953	2,807	35
Mandatorily redeemable convertible preferred stock	—	—	28,044	27,212	26,925
Mandatorily redeemable convertible preferred stock warrants	—	—	1,056	1,622	1,201
Total shareholders’ equity (deficit)	50,077	48,000	(18,084)	(27,515)	(25,697)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this annual report on Form 10-K. All statements in the following discussion that are not reports of historical information or descriptions of current accounting policy are forward-looking statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation those risk factors set forth under Item 1A of this Form 10-K, and the audited financial statements and the notes included herein.

Overview

Celebrate Express is a leading provider of celebration products serving families with young children via the Internet and catalogs. We offer a broad assortment of proprietary and third party children’s party products and children’s costumes complemented by a wide variety of accessories. Our centralized inventory management system maximizes product availability and allows us to customize our product assortment to meet specific customer needs. We have designed our business infrastructure to share distribution, customer support, marketing and technology resources across all of our brands, while the predictable demand for our celebration products and the diversity of our brand portfolio have also served to minimize the seasonality of our business. Our goal is to help busy parents celebrate the special moments in their children’s lives.

We were incorporated as Birthday Express, Inc., launched our direct marketing catalog and began offering products for sale in June 1994. In April 1996, we launched our branded website, www.BirthdayExpress.com. Late in 1997, we began the process of bringing production in-house, including the acquisition of production equipment and the expansion of our proprietary designs, and in December 1998, we began producing products in our Kirkland, Washington facility. In January 2000, we opened a fulfillment center in Greensboro, North Carolina to expand our distribution capacity and reduce shipping expenses. In April 2001, we acquired certain assets of Storybook Inc., a direct marketer of young girls’ special occasion apparel, however, in June 2006 we began an orderly wind-down of the operations of this brand. In September 2003, we started our Costume Express website and catalog providing Halloween and dress-up clothing for families with young children.

We review our operations based on our financial results and various non-financial measures. We focus on several financial factors including net sales per order, gross margin, growth in net sales and the percentage of our sales generated by repeat customers. We plan to market our brands to our customer database to increase sales from repeat customers. We also plan to increase the number of proprietary products that we offer with the goal of maintaining high gross margins over time while differentiating us from our competitors. Among the key non-financial measures upon which we focus in reviewing performance are the frequency of purchase by our customers and the number of new customers added to our database. We believe that expansion of our product and brand offerings will increase the frequency of purchase by our customers and provide an additional opportunity to capture new customers.

We are currently in the process of investing capital in our distribution center to increase the scalability and efficiency of our operations. We have installed pick-to-light technology to pick Birthday Express orders, which has enhanced the productivity for the picking process in the warehouse. We also intend to invest additional capital in the distribution center in the form of hardware and software, which will be focused on replenishment, inventory control and packaging operations. The investments that we have made during fiscal 2006 have been disruptive to the distribution center, taken longer than anticipated and caused us to incur higher than anticipated fulfillment costs. As we anticipate further distribution center investments throughout fiscal 2007, we expect to incur high costs through the implementation period of the investment initiatives.

To date, we have derived our revenue primarily from the sale of party related products from our Birthday Express website and catalog. For the year ended May 31, 2006, we generated $87.0 million in net sales, an increase of 25.9% from $69.1 million in the year ended May 31, 2005. In fiscal 2006, our Birthday Express brand accounted for approximately 79% of our revenue and our websites represented our fastest growing sales channel comprising approximately 69% of net sales. In the same period, our net sales per order was $82.12 and more than 46% of our sales came from repeat customers.

Significant Events

On August 21, 2006, the Company announced that it has retained Cowen and Company LLC as its exclusive financial advisor to assist in exploring various strategic alternatives, including the possible sale of the Company. The Company gives no assurance of any particular outcome. The Company does not plan to release additional information about the status of the review unless and until a definitive agreement is entered into, a definitive decision has been made on a course of action or the process is otherwise completed.

In June 2006 we announced the beginning of an immediate wind-down of the Storybook Heirlooms brand. For the year ended May 31, 2006, the Storybook Heirlooms brand represented approximately 10% of total net revenue. Sales catalogs will be utilized in fiscal 2007 to sell off remaining brand inventory. Based on this decision, in the fourth quarter of fiscal 2006 we increased the inventory reserve for Storybook Heirlooms products by approximately $125,000 and wrote-off approximately $49,000 of Storybook Heirlooms intangible assets. We also expensed approximately $152,000 in photo shoot and related design costs for future Storybook Heirlooms catalogs that will no longer be mailed. In the first quarter of fiscal 2007, we expect to incur approximately $30,000 in severance payments for employees terminated as a result of the Storybook Heirlooms wind-down.

Fiscal Year

Our fiscal year ends on May 31. References to fiscal 2006, for example, refer to our fiscal year ended May 31, 2006.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales:

	Fiscal Year Ended May 31,
	2006	2005	2004

Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	50.9	49.2	51.2

Gross margin	49.1	50.8	48.8
Operating expenses
Fulfillment	13.3	11.6	12.8
Selling and marketing	25.4	24.3	24.7
General and administrative	9.7	9.4	8.9
Severance and related expenses	1.4	—	—

Total operating expenses	49.8	45.3	46.4
Income from operations	(0.6)	5.5	2.4
Other income (expense), net	1.4	0.2	(1.5)

Net income (loss) before income taxes	0.8	5.7	0.9
Income tax benefit (expense)	(0.3)	(2.1)	17.4

Net income	0.5%	3.6%	18.3%

Additional Operating Data

The following table sets forth certain non-financial measures and operating data:

	Fiscal Year Ended May 31,
	2006	2005	2004
	(In thousands, except
	net sales per order data)

Additional Operating Data:
Total number of customers in our database	2,841	2,280	1,866
Percentage of sales from repeat customers	46%	51%	47%
Number of orders shipped	1,060	851	666
Net sales per order	$82.12	$81.27	$78.02

Comparison of Fiscal Years Ended May 31, 2006 and May 31, 2005

Net Sales

Our net sales are comprised of product sales and shipping revenue. Net sales increased 25.9% to $87.0 million in fiscal 2006 from $69.1 million in fiscal 2005. The increase in net sales is due primarily to expanded direct marketing efforts. During fiscal 2006 total spending for both online and offline marketing efforts was $18.2 million, compared with $13.7 million in fiscal 2005, an increase of 32.6%. The increase in net sales in fiscal 2006 over the same period in 2005 reflects an increase of approximately 25% in the number of orders shipped, which grew to approximately 1,060,000 orders in fiscal 2006 from approximately 851,000 orders in fiscal 2005. Net sales per order for fiscal 2006 was $82.12, compared with net sales per order of $81.27 for fiscal 2005, an increase of 1.0%. We added approximately 560,000 new customers to our database during fiscal 2006, compared with approximately 415,000 new customers added in fiscal 2005, an increase of approximately 35%. Revenue from our repeat customers represented approximately 46% of revenue during fiscal 2006 compared with approximately 51% during fiscal 2005. Birthday Express net sales increased to $68.4 million in fiscal 2006 from $54.9 million in fiscal 2005, an increase of $13.5 million, or approximately 25%. Storybook Heirlooms net sales remained flat at $9.0 million in both fiscal 2006 and fiscal 2005. Costume Express net sales increased to $9.6 million in fiscal 2006 from $5.2 million in fiscal 2005, an increase of $4.4 million or approximately 83% due primarily to the increase in direct marketing spending.

Gross Margin

Our gross margin consists of net sales less cost of sales. Our cost of sales consists primarily of product costs, costs associated with our in-house production facility, including wages and depreciation, design and production costs for our apparel and costume brands, inbound and outbound shipping costs, and packaging materials for outbound shipments. Gross margin increased 21.7% to $42.8 million in fiscal 2006 from $35.2 million in fiscal 2005. Our gross margin percentage declined to 49.1% of net sales in fiscal 2006 from 50.8% in fiscal 2005. The primary factors contributing to this change were increases in outbound shipping costs and lower gross margins in our Storybook brand. The increases in outbound shipping charges are due primarily to the Company upgrading orders at its expense to ensure that packages timely arrived at the customers’ homes, as well as increased fuel surcharges and third-party carrier rates. During fiscal 2007 the Company will be winding down the operations of the Storybook brand. This effort will include selling Storybook products at significantly discounted prices, which will have a negative impact on our gross margin. Our gross margin also includes the cost of shipping packages to our customers. We have seen increases in these outbound shipping costs as a result of increases in fuel surcharges and rates charged by our third party carriers. Further increases in these costs will have an impact on our gross margin. Our gross margin may fluctuate from quarter to quarter due to the mix of products sold, as well as the potential introduction of new brands.

Fulfillment

Our fulfillment expenses consist primarily of labor and other operating costs associated with our customer support center in Kirkland, Washington and our distribution center and customer support operations in Greensboro, North Carolina. Our fulfillment expenses increased 44.5% to $11.6 million in fiscal 2006 from $8.0 million in fiscal 2005. As a percentage of net sales, these expenses increased to 13.4% in fiscal 2006 from 11.6% in fiscal 2005. This increase is due primarily to higher than anticipated costs related to the Company’s transition to a more automated picking process. The additional costs are primarily increases in labor, overtime and temporary labor costs incurred to ship customer orders. As we anticipate additional investments and procedural changes will be made in the distribution center throughout fiscal 2007, we expect that we will continue to incur costs associated with the transition and implementation.

Selling and Marketing

Our selling and marketing expenses consist primarily of advertising costs, wages and related payroll benefits for our internal marketing and merchandising staff. Advertising costs include online marketing efforts, print advertising and other direct marketing strategies. Online advertising costs are generally expensed as incurred. Prepaid direct marketing expenses consist of third-party costs including paper, printing and mailing costs and are capitalized and amortized over their expected period of future benefit, which is generally from 90 to 120 days. Selling and marketing costs increased 31.5% to $22.1 million in fiscal 2006 from $16.8 million in fiscal 2005 due primarily to increases in online advertising and direct marketing circulation costs of $4.5 million. As a percentage of net sales, selling and marketing expenses were 25.4% in fiscal 2006, compared with 24.3% in fiscal 2005. The increase in marketing costs as a percentage of revenue is due primarily to a reduction in catalog response rates and price increases in paper and postage costs related to our catalog mailings. We are subject to potential increases in our online paid search costs and further increases in paper prices and postage rates related to our direct marketing campaigns. We expect that marketing will continue to be our largest operating expense line item and will increase in absolute dollars as we continue to expand sales and prospecting to new customers.

General and Administrative

Our general and administrative expenses consist primarily of wages and related payroll benefits for our administrative and technology employees. These expenses also include credit card fees, legal and accounting professional fees, insurance, network fees, systems depreciation, bad debt expense, and other general corporate expenses. General and administrative expenses increased 30.8% to $8.5 million in fiscal 2006 from $6.5 million in fiscal 2005. Professional fees, insurance premiums and other related costs increased $937,000 in fiscal 2006 over fiscal 2005 primarily as a result of increases in Sarbanes-Oxley and other consulting fees, legal and accounting fees, and recruiting fees. Credit card fees increased by $420,000 in fiscal 2006 as compared to fiscal 2005 due to the increase in net sales. As a percentage of net sales, our general and administrative expenses increased to 9.7% in fiscal 2006 from 9.4% in fiscal 2005. We expect general and administrative expenses to increase in absolute dollars in future periods primarily as a result of hiring additional executives, continued costs related to Sarbanes-Oxley, accounting and legal costs related to operating as a public company and the recording of stock-based compensation expense as a result of the adoption of SFAS 123R beginning June 1, 2006.

Severance and Related Costs

Severance and related costs incurred during fiscal 2006 relate to employee terminations that took place on July 22, 2005. Included in the $1.2 million severance and related cost balance is approximately $985,000 in cash severance payments and related payroll taxes. The remainder of the balance is composed of legal fees incurred by the company relating to the severance negotiations and the terminated employees’ legal complaint for wrongful termination. The expense related to these terminations was taken in the second quarter of fiscal 2006, at which time we agreed to settlement of all claims including claims of wrongful termination by these former employees. There were no severance and related costs in fiscal 2005.

Other Income (Expense), Net

The improvement in other income to $1.2 million in fiscal 2006, compared with other income of $131,000 in fiscal 2005, is due primarily to the full year impact of interest earned from the proceeds from our initial public offering and the repayment of our $5.0 million term loan in the prior fiscal year.

Income Taxes

In fiscal 2006, we recognized income tax expense of $249,000 on income before taxes of $655,000. In fiscal 2005, we recognized income tax expense of $1.5 million on income before taxes of $4.0 million. Our effective tax rate for fiscal 2006 was approximately 38.1%, compared with an effective tax rate of 37.5% in fiscal 2005.

As of May 31, 2006, the Company had net operating loss carryforwards for federal income tax purposes of $21.7 million that are scheduled to expire between 2017 and 2023 if unused. Pursuant to Internal Revenue Code Section 382, the Company continually evaluates whether ownership changes have occurred resulting in annual limitations to the utilization of the deferred tax asset associated with its net operating losses. During fiscal 2006, the Company experienced an ownership change resulting in a limitation event. We have considered this limitation as well as future taxable income in assessing the need for a valuation allowance against our deferred tax assets. We believe that all net deferred tax assets shown on our balance sheet as of May 31, 2006, are more likely than not to be realized in the future and no valuation allowance is necessary. In the event that actual results differ from those estimates or we adjust those estimates in future periods, we may need to record a valuation allowance, which would reduce deferred tax assets and the results of operations in the period the change is made.

Comparison of Fiscal Years Ended May 31, 2005 and May 31, 2004

Net Sales

Net sales increased 33.1% to $69.1 million in fiscal 2005 from $51.9 million in fiscal 2004. The increase in net sales was due primarily to expanded direct marketing efforts. The increase in net sales in fiscal 2005 over the same period in 2004 reflects an increase of approximately 28% in the number of orders shipped, which grew to approximately 851,000 orders in fiscal 2005 from approximately 666,000 orders in fiscal 2004. Net sales per order for fiscal 2005 was $81.27, compared with net sales per order of $78.02 for fiscal 2004, an increase of 4.2%. We added approximately 415,000 new customers to our database during fiscal 2005, compared with approximately 347,000 new customers added in fiscal 2004, an increase of approximately 20%. Revenue from our repeat customers represented approximately 51% of revenue during fiscal 2005 compared with approximately 47% during fiscal 2004. Birthday Express net sales increased to $54.9 million in fiscal 2005 from $41.2 million in fiscal 2004, an increase of $13.7 million, or 33.2%. Storybook Heirlooms net sales increased to $9.0 million in fiscal 2005 from $7.8 million in fiscal 2004, an increase of $1.2 million, or 14.7%. Costume Express net sales increased to $5.2 million in fiscal 2005 from $2.9 million in fiscal 2004, an increase of $2.3 million or 81.3%.

Gross Margin

Gross margin increased 38.6% to $35.2 million in fiscal 2005 from $25.4 million in fiscal 2004. Our gross margin percentage improved to 50.8% of net sales in fiscal 2005 from 48.8% in fiscal 2004. The increase in gross margin as a percent of revenue was primarily due to an increase in the percentage of our revenue derived from the sale of higher margin proprietary products. The increase in gross margin was also due in part to the reduction of certain design and production costs included in cost of goods sold as a percentage of revenue.

Fulfillment

Our fulfillment expenses increased 21.3% to $8.0 million in fiscal 2005 from $6.6 million in fiscal 2004. As a percentage of net sales, these expenses decreased to 11.6% in fiscal 2005 from 12.8% in fiscal 2004. This decrease was due primarily to a reduction in labor related costs as a percentage of net sales. Approximately 60% of our revenue for the year came from our websites compared with roughly 55% during the prior year.

Selling and Marketing

Selling and marketing costs increased 30.8% to $16.8 million in fiscal 2005 from $12.8 million in fiscal 2004 due primarily to increases in online advertising and direct marketing circulation costs of $3.6 million. As a percentage of net sales, selling and marketing expenses decreased to 24.3% in fiscal 2005 compared with 24.7% in fiscal 2004. This decrease was due primarily to a reduction of fixed costs included in selling and marketing expenses as a percentage of net sales.

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

Other Income (Expense), Net

The improvement in other income to $131,000 in fiscal 2005, compared with other expense of ($788,000) in fiscal 2004, was due primarily to interest earned from the proceeds from our initial public offering and the repayment of our $5.0 million term loan.

Income Taxes

In fiscal 2005, we recognized income tax expense of $1.5 million on income before taxes of $4.0 million. Our effective tax rate for fiscal 2005 was approximately 37.5%. In fiscal 2004 we recognized an income tax benefit of $9.0 million due to the reversal of our valuation allowance relating to deferred tax assets, primarily net operating loss carryforwards.

Liquidity and Capital Resources

As of May 31, 2006 we had working capital of $37.4 million. We believe that our current cash and cash equivalents, as well as cash flows from operations, will be sufficient to continue our operations and meet our capital needs for the foreseeable future.

Net cash provided by operating activities was $3.7 million and $1.6 million for fiscal 2006 and fiscal 2005, respectively. Net cash provided by operating activities in fiscal 2006 can be attributed primarily to an increase in accrued liabilities of $1.9 million and depreciation and amortization of $1.5 million. The increase in accrued liabilities relates to various items, including an increase in deferred revenue of $839,000 and an increase in accrued online search fees of $265,000. The increase in depreciation and amortization primarily relates to the write-off of certain assets during fiscal 2006, as well as the new pick system being implemented in the Greensboro fulfillment center. These increases were partially offset by an increase in prepaid expenses and other assets of $626,000 during 2006. Net cash provided by operating activities in fiscal 2006 was used for purchases of fixed assets.

Net cash used in investing activities was $3.6 million and $2.2 million for fiscal 2006 and fiscal 2005, respectively. Cash used in investing activities in fiscal 2006 and 2005 was used for capital expenditures.

Net cash provided by financing activities was $456,000 and $29.2 million for fiscal 2006 and fiscal 2005, respectively. Cash provided by financing activities in fiscal 2006 was primarily due to proceeds from the exercise of stock options. Cash provided by financing activities in fiscal 2005 was primarily due to the net proceeds from our initial public offering, offset by the repayment of our term loan.

The following table summarizes our contractual obligations as of May 31, 2006 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years
	(In thousands)

Description of Contractual Obligations:
Capital lease obligations	$—	$—	$—	$—
Operating lease obligations	$1,558	$792	$766	$—

Total	$1,558	$792	$766	$—

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

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying statutory rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. We have incurred significant losses in years prior to fiscal 2004 for which no income tax benefit had been recognized. Significant judgment related to future taxable income is required in estimating the likelihood of recoverability of tax benefits related to those net operating losses. We have considered future taxable income in assessing the need for a valuation allowance against our deferred tax assets. We believe that all net deferred tax assets shown on our balance sheet as of

May 31, 2006, are more likely than not to be realized in the future and no valuation allowance is necessary. In the event that actual results differ from those estimates or we adjust those estimates in future periods, we may need to record a valuation allowance, which would reduce deferred tax assets and the results of operations in the period the change is made.

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

We have recorded unearned stock-based compensation for the excess of the fair value of our common stock on the grant date over the option exercise price. We determined the deemed fair value of our common stock based upon several factors, including the market capitalization of similar companies and the expected valuation we would obtain in an initial public offering. Had different assumptions or criteria been used to determine the deemed fair value of our common stock, different amounts of stock-based compensation could have been reported. We recorded unearned stock-based compensation of $192,000 for the year ended May 31, 2005, and no additional unearned stock-based compensation was recorded for the year ended May 31, 2006. The amortization of unearned stock-based compensation was $295,000 for fiscal 2005 and $158,000 for fiscal 2006.

Pro forma information regarding net income attributable to common shareholders and net income per share attributable to common shareholders is required to present net income as if we had accounted for employee stock options under the fair value method of SFAS No. 123, as amended by SFAS No. 148. This information is contained in Note 1 to our financial statements. We valued options and shares issued pursuant to our option plan at each grant date in fiscal 2005 and fiscal 2006 using the Black-Scholes option pricing model. For grants prior to June 1, 2004 the minimum value method was used.

As discussed in Note 1 to our financial statements, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R in December 2004. This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS 123R eliminates the ability to account for share-based compensation using APB 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued in the first annual reporting period commencing after June 15, 2005. Therefore, the Company has adopted the provisions of SFAS 123R, commencing with the first quarter of fiscal 2007 using the modified prospective transition method. We are using the Black-Scholes option pricing model to value options granted.

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

New accounting pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standard No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R will require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In addition, the adoption of SFAS No. 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. In April 2005, the SEC deferred the effective date for SFAS No. 123R to the beginning of the first fiscal year that begins after June 15, 2005, therefore the Company has adopted the provisions of SFAS No. 123R, commencing with its first quarter of fiscal 2007 using the modified prospective transition method and the Black-Scholes valuation model to value options granted. The adoption of this statement will result in significant stock-based compensation expense as we will be required to expense the fair value of our stock option grants. The stock-based compensation the Company will recognize after the adoption of SFAS 123R will be affected by the number, and type, of stock-based awards granted in the future, the assumptions the Company uses to value these options and other factors.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), “Share Based Payment,” which expresses the SEC’s views on the interaction between SFAS 123R and certain SEC rules and regulations. The Company is currently assessing the guidance in SAB 107 as part of its evaluation of the adoption of SFAS 123R.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for our fiscal year ending May 31, 2008. The Company is currently evaluating the impact of FIN 48 on its results of operations and financial condition.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly rated securities. As of May 31, 2006 we held short-term investments that have a maturity date of three months or less at the time of purchase, and consist primarily of money market accounts and commercial paper. Because of the short-term nature of our investments, we believe that our exposure to market rate fluctuations on those investments is minimal. On May 31, 2006, we had no long-term or short-term bank debt outstanding.

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

We have audited the accompanying balance sheets of Celebrate Express, Inc. as of May 31, 2006 and 2005 the related statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended May 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Celebrate Express, Inc. as of May 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/  Grant Thornton LLP

Seattle, Washington
August 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Celebrate Express, Inc.
Kirkland, Washington

We have audited the statements of operations, shareholders’ equity/(deficit), and cash flows for the year ended May 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, Company’s results of its operations and its cash flows for the year ended May 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/  DELOITTE & TOUCHE LLP

July 14, 2004 (October 15, 2004 as to the effects of the
reverse stock split described in Note 2)
Seattle, Washington

CELEBRATE EXPRESS, INC.

BALANCE SHEETS

	May 31, 2006	May 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$31,326,804	$30,768,694
Accounts receivable	338,772	213,365
Inventories	8,333,503	8,396,006
Prepaid expenses	4,097,548	3,461,381
Deferred income taxes	399,627	292,852

Total current assets	44,496,254	43,132,298
Fixed assets, net	4,662,439	2,517,352
Deferred income taxes	7,939,639	7,230,551
Other assets, net	101,892	176,633

Total assets	$57,200,224	$53,056,834

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,151,082	$2,968,546
Accrued liabilities	3,971,903	2,070,800
Current portion of long-term debt and capital leases	—	17,102

Total current liabilities	7,122,985	5,056,448
Commitments and contingencies (see notes)	—	—
Shareholders’ equity:
Common stock, $0.001 par value and additional paid-in-capital — authorized, 10,000,000 shares; issued and outstanding, 7,785,899 shares at May 31, 2006; 7,522,712 shares at May 31, 2005	65,495,253	64,336,626
Unearned stock-based compensation	(213,206)	(726,206)
Accumulated deficit	(15,204,808)	(15,610,034)

Total shareholders’ equity	50,077,239	48,000,386

Total liabilities and shareholders’ equity	$57,200,224	$53,056,834

CELEBRATE EXPRESS, INC.

STATEMENTS OF OPERATIONS
Years Ended May 31, 2006, 2005 and 2004

	2006	2005	2004

Net sales	$87,016,029	$69,138,081	$51,938,500
Cost of sales	44,243,944	33,987,083	26,573,914

Gross margin	42,772,085	35,150,998	25,364,586
Operating expenses:
Fulfillment	11,617,406	8,039,145	6,627,020
Selling and marketing	22,075,784	16,787,231	12,833,675
General and administrative	8,476,068	6,481,551	4,636,440
Severance and related expenses	1,178,978	—	—

Total operating expenses	43,348,236	31,307,927	24,097,135

Income (loss) from operations	(576,151)	3,843,071	1,267,451
Other income (expense), net;
Interest income (expense), net	1,230,755	131,036	(787,683)

Net income before income taxes	654,604	3,974,107	479,768
Income tax (expense) benefit	(249,378)	(1,489,259)	9,012,662

Net income	405,226	2,484,848	9,492,430
Accretion to preferred stock redemption value	—	(102,271)	(265,902)

Net income available for common shareholders’	$405,226	$2,382,577	$9,226,528

Net income per share:
Basic	$0.05	$0.46	$6.39

Diluted	$0.05	$0.35	$1.85

Weighted average shares outstanding:
Basic	7,671,733	5,152,155	1,444,964
Diluted	7,939,638	7,027,002	5,127,377

CELEBRATE EXPRESS, INC.

STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
Years Ended May 31, 2006, 2005 and 2004

			Contributed
	Common Stock and Additional		Capital-Common			Total
	Paid-in-Capital		Stock	Unearned	Accumulated	Shareholders
	Shares	Amount	Warrants	Compensation	Deficit	Equity (Deficit)

BALANCE — May 31, 2003	1,389,762	$1,390	$70,455	$0	$(27,587,312)	$(27,515,467)
Exercise of common stock options	46,607	12,735				12,735
Exercise of common stock warrants	198,996	73,460	(70,455)			3,005
Unearned stock-based compensation		1,056,856		(1,056,856)		—
Amortization of stock-based compensation				122,506		122,506
Issuance of common stock warrants			66,803			66,803
Accretion of preferred stock discount		(265,902)				(265,902)
Net Income					9,492,430	9,492,430

BALANCE — May 31, 2004	1,635,365	$878,539	$66,803	$(934,350)	$(18,094,882)	$(18,083,890)

Exercise of common stock options	120,102	81,511				81,511
Accretion of preferred stock discount		(102,271)				(102,271)
Issuance of common stock in connection with employee stock purchase plan	7,945	104,715				104,715
Conversion of mandatorily redeemable convertible preferred stock	3,138,175	28,146,053				28,146,053
Conversion of mandatorily redeemable convertible preferred stock warrants			199,439			199,439
Proceeds from issuance of common stock, net of offering costs	2,465,651	34,011,674				34,011,674
Exercise of preferred stock warrants	146,766	856,905				856,905
Exercise of common stock warrants	8,708	272,234	(266,242)			5,992
Unearned stock-based compensation		191,822		(191,822)		—
Cancellation of stock options		(104,556)		104,556		—
Amortization of stock-based compensation				295,410		295,410
Net Income					2,484,848	2,484,848

BALANCE — May 31, 2005	7,522,712	$64,336,626	$0	$(726,206)	$(15,610,034)	$48,000,386

Exercise of common stock options	255,678	386,988				386,988
Issuance of common stock in connection with employee stock purchase plan	7,509	85,809				85,809
Cancellation of stock options		(354,668)		354,668		—
Tax effect of stock option exercises		1,020,132				1,020,132
Amortization of stock-based compensation				158,332		158,332
Restricted stock grant		20,366				20,366
Net income					405,226	405,226

BALANCE — May 31, 2006	7,785,899	$65,495,253		$(213,206)	$(15,204,808)	$50,077,239

CELEBRATE EXPRESS, INC.

STATEMENT OF CASH FLOWS
Years Ended May 31, 2006, 2005 and 2004

	2006	2005	2004

Cash flows from operating activities:
Net income	$405,226	$2,484,848	$9,492,430
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	204,269	1,489,259	(9,012,662)
Depreciation and amortization	1,505,695	709,485	743,331
Non-cash compensation expense — stock options	178,698	295,410	122,506
Amortization of deferred financing costs	—	23,958	—
Accretion of debt discount	—	70,012	301,504
Changes in operating assets and liabilities:
Accounts receivable	(125,407)	(44,766)	(29,789)
Inventories	62,503	(2,469,719)	(1,807,468)
Prepaid expenses and other assets	(626,166)	(1,510,803)	(251,832)
Accounts payable	182,536	(61,871)	1,167,191
Accrued liabilities	1,901,103	623,567	432,763

Net cash provided by operating activities	3,688,457	1,609,380	1,157,974

Cash flows from investing activities:
Payments for purchases of fixed assets	(3,586,042)	(2,247,324)	(563,972)
Purchase of marketable securities	—	(61,050,000)	—
Maturities of marketable securities	—	8,950,000	—
Sale of marketable securities	—	52,100,000	—

Net cash used in investing activities	(3,586,042)	(2,247,324)	(563,972)

Cash flows from financing activities:
Principal payments on capital lease obligations	(17,102)	(34,562)	(39,008)
Borrowings on notes payable	—	—	1,666,666
Principal payments on notes payable	—	(5,000,000)	(1,666,666)
Net proceeds from sale of common stock, net of issuance costs	—	34,011,674	—
Issuance of mandatorily redeemable convertible preferred stock — net of issuance costs	—	—	721
Proceeds from shares issued under the employee stock purchase plan	85,809	104,715	—
Proceeds from exercise of stock options	386,988	81,511	15,740

Net cash provided by / (used in) financing activities	455,695	29,163,338	(22,547)

Net increase in cash and cash equivalents	558,110	28,525,394	571,455
Cash and cash equivalents:
Beginning of year	30,768,694	2,243,300	1,671,845

End of year	$31,326,804	$30,768,694	$2,243,300

Supplemental disclosures of cash flow information:
Cash paid for interest	$445	$213,707	$489,294

Supplemental disclosures of noncash financing activities:
Conversion of mandatorily redeemable convertible preferred stock and preferred stock warrants	—	$28,345,492	—
Net exercise of common stock warrants	—	$272,234	—
Net exercise of preferred stock warrants	—	$856,905	—
Cancellation of unvested stock options	$354,668	$104,556	—
Accretion of preferred stock discounts	—	$102,271	$265,902
Tax effect of stock option exercises	$1,020,132	—	—

CELEBRATE EXPRESS, INC.

Notes to Consolidated Financial Statements

1.	Organization of Business and Summary of Significant Accounting Policies

Description of Business — Celebrate Express, Inc. (the “Company”), a Washington corporation, is a provider of celebration products for families with young children, via the Internet and catalogs. The Company operated three brands in the year ended May 31, 2006, Birthday Express, Storybook Heirlooms and Costume Express, which respectively offer children’s party products, girls’ special occasion and specialty apparel and children’s costumes and accessories. The Company has begun winding down the operations of the Storybook Heirlooms brand in fiscal 2007.

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

Reclassifications — Certain reclassifications have been made to the May 31, 2004 financial statements to conform to the current presentation. Such reclassifications had no effect on previously reported results of operations.

Concentrations of Risk — The Company maintains its cash and cash equivalents with two major financial institutions in the United States of America, in the form of demand deposits, money market accounts and commercial paper. Deposits in these banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its cash and cash equivalents.

The Company’s ability to acquire products is dependent on its relationship with various suppliers from whom it purchases party products, costumes and various accessories. One vendor accounted for 10.4% and 10.6% of the Company’s purchases for the years ended May 31, 2004 and May 31, 2006, respectively. No vendors accounted for more than 10% of purchases in fiscal 2005.

Segments — The Company complies with the requirements of Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, (“SFAS No. 131”), which establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures. Management has determined that the Company operates in one segment, celebration products. Net sales by product line in fiscal 2006 were $68.4 million, $9.0 million, and $9.6 million for Birthday Express, Storybook Heirlooms, and Costume Express, respectively. Net sales by product line in fiscal 2005 were $54.9 million, $9.0 million and $5.2 million for Birthday Express, Storybook Heirlooms and Costume Express, respectively. Net sales by product line in fiscal 2004 were $41.2 million, $7.8 million, and $2.9 million for Birthday Express, Storybook Heirlooms and Costume Express, respectively.

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

CELEBRATE EXPRESS, INC.

Notes to Consolidated Financial Statements — (Continued)

The components were as follows:

	May 31,
	2006	2005

Finished goods	$7,986,237	$7,877,486
Raw materials	347,267	518,520

	$8,333,503	$8,396,006

Finished goods and raw materials inventory balances as of May 31, 2006 are net of inventory reserves in the amount of $629,482 and $54,533, respectively. At May 31, 2005 finished goods and raw materials inventory were net of inventory reserves of $397,162 and $160,511, respectively.

Prepaid Expenses — Prepaid expenses include prepaid catalog costs of $1,682,845 and $1,456,996 as of May 31, 2006 and 2005, respectively. These prepaid catalog costs consist of the costs to produce, print and distribute catalogs. Such costs are capitalized and amortized over the expected sales life of each catalog, which is generally 90 to 120 days.

Fixed Assets — Fixed assets, which include equipment, computers and software, furniture and fixtures, and leasehold improvements, are depreciated on a straight-line basis over their estimated useful lives, ranging from three to ten years, or the life of the lease, whichever is shorter. Routine maintenance and repairs are expensed as incurred.

Capitalized Software — The Company capitalizes internally developed software costs in accordance with the provisions of Statement of Position 98-1, Accounting for Costs of Computer Software Developed for Internal Use.  Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the software once it is available for use.

Long-Lived Assets — The Company reviews the carrying value of its long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated future cash inflows attributable to the assets, less estimated future cash outflows, are less than the carrying amount, an impairment loss would be recognized. No impairment was recognized for the years ended May 31, 2005, and 2004, respectively. An impairment loss of approximately $268,000 was recognized in the fiscal year ended May 31, 2006 related to various warehouse equipment, software and Storybook Heirlooms assets that are no longer in use. The statement of operations includes $98,000 and $170,000 in fulfillment and general and administrative expenses, respectively for this impairment in the fiscal year ended May 31, 2006.

Fair Value of Financial Instruments — The carrying amount of the Company’s cash, accounts receivable, accounts payable, accrued liabilities, and capital lease obligations approximates fair value based on the short term nature of these instruments.

Revenue Recognition — Internet and catalog sales include shipping revenue and are recorded net of estimated returns and promotional discounts on the estimated date of receipt by the customer. Sales at the retail store are recorded at the point of sale. A sales return liability is estimated based on historical return experience. Our reserve for product returns was $143,235 and $121,844 for fiscal years ended May 31, 2006 and 2005, respectively.

Cost of Sales — Cost of sales consists primarily of the cost of merchandise sold to customers, inbound and outbound shipping costs, rent, depreciation, and other operating costs for the manufacturing facility.

Shipping and Handling Charges — Outbound shipping charges billed to customers are included in net sales and amounted to $12,323,602, $8,895,092, and $6,915,122 for the years ended May 31, 2006, 2005 and 2004, respectively. Outbound shipping and handling charges incurred by the Company are included within cost of goods sold and amounted to $11,844,910, $8,180,282, and $6,163,618 for the years ended May 31, 2006, 2005 and 2004, respectively.

CELEBRATE EXPRESS, INC.

Notes to Consolidated Financial Statements — (Continued)

Advertising — Advertising costs include on-line marketing efforts, print advertising and other direct marketing strategies and are generally expensed as incurred. The pre-paid direct marketing expenses consist of third party costs including paper, printing and mailing costs and are capitalized and amortized, upon release, over the expected period of future benefit which is generally 90 to 120 days. Advertising costs included in Selling and Marketing expense for the years ended May 31, 2006, 2005 and 2004 was $17,833,424, $13,294,700, and $9,716,287, respectively.

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

Stock-Based Compensation — The Company measures compensation cost of our employee stock option plan and our employee stock purchase plan in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, under which no recognition of expense is required in accounting for stock options granted to employees for which the exercise price equals or exceeds the fair value of the stock at the grant date. For stock options granted to employees for which the exercise price is less than the fair value of the stock on the date of the grant, the intrinsic value of stock options is recorded as unearned compensation and amortized into the Statement of Operations over the vesting period of the option.

Had stock based compensation cost for our employee stock option plan and employee stock purchase plan been determined using the fair value method, as promulgated by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the impact on the Company’s pro forma net income for each period presented would have been as follows:

	Year Ended May 31,
	2006	2005	2004

Net income available for common shareholders, as reported	$405,226	$2,382,577	$9,226,528
Add: Stock-based employee compensation expense, as reported	178,698	295,410	80,854
Deduct: Stock-based employee compensation expense determined under the fair-value-based method	(444,766)	(634,610)	(85,424)

Pro forma net income (loss) available for common shareholders — basic	$139,158	$2,043,377	$9,221,958

Add: Accretion to preferred stock redemption value	—	102,271	265,902

Pro Forma net income (loss) available for common shareholders — diluted	$139,158	$2,145,648	$9,487,860

Total weighted average shares outstanding in computing pro forma net income per share
Basic	7,671,733	5,152,155	1,444,964
Diluted	7,945,135	6,892,204	5,038,997
Net income (loss) per share:
Basic — as reported	$0.05	$0.46	$6.39

Diluted — as reported	$0.05	$0.35	$1.85

Basic — SFAS No. 123 pro forma	$0.02	$0.40	$6.38

Diluted — SFAS No. 123 pro forma	$0.02	$0.31	$1.88

CELEBRATE EXPRESS, INC.

Notes to Consolidated Financial Statements — (Continued)

The fair value for each option grant is estimated on the date of grant using the fair value method for grants after June 1, 2004 and the minimum value method for grants prior to May 31, 2004 and the following assumptions:

	Year Ended May 31,
	2006	2005	2004

Expected dividend rate	0%	0%	0%
Expected volatility	49.2%-60.7%	60.3%-110.0%	0%
Expected lives (years)	1-6.1 years	3-4 years	4 years
Risk-free interest rate	3.83%-5.03%	4.10%-4.73%	3.83%-4.30%

New Accounting Pronouncements — On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standard No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”).  SFAS No. 123R will require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In addition, the adoption of SFAS No. 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. In April 2005, the SEC deferred the effective date for SFAS No. 123R to the beginning of the first fiscal year that begins after June 15, 2005, therefore the Company has adopted the provisions of SFAS No. 123R, commencing with its first quarter of fiscal 2007 using the modified prospective transition method and the Black-Scholes valuation model to value options granted. The adoption of this statement will result in significant stock-based compensation expense as we will be required to expense the fair value of our stock option grants. The stock-based compensation the Company will recognize after the adoption of SFAS 123R will be affected by the number, and type, of stock-based awards granted in the future, the assumptions the Company uses to value these options and other factors.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), “Share Based Payment,” which expresses the SEC’s views on the interaction between SFAS 123R and certain SEC rules and regulations. The Company is currently assessing the guidance in SAB 107 as part of its evaluation of the adoption of SFAS 123R.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for our fiscal year ending May 31, 2008. The Company is currently evaluating the impact of FIN 48 on its results of operations and financial condition.

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

CELEBRATE EXPRESS, INC.

Notes to Consolidated Financial Statements — (Continued)

3.	Fixed Assets

Fixed assets consist of the following at May 31:

	2006	2005

Equipment	$4,195,958	$3,749,885
Computers and software	5,788,135	5,087,342
Furniture and fixtures	2,739,402	712,303
Leasehold improvements	1,096,050	1,009,707

	13,819,546	10,559,237
Accumulated depreciation	(9,157,107)	(8,041,885)

	$4,662,439	$2,517,352

Depreciation expense, including amortization of assets under capital leases, was $1,440,955, $709,485, and $743,331 for the years ended May 31, 2006, 2005 and 2004, respectively.

4.	Income Taxes

Income tax expense (benefit) consists of the following:

	Years Ended May 31,
	2006	2005	2004

Current income tax expense	$45,109
Deferred income tax expense	$204,269	$1,489,259	$209,999
Change in valuation allowance	—	—	(9,222,661)

Total income tax expense (benefit)	$249,378	$1,489,259	$(9,012,662)

Differences between income taxes computed by applying the U.S. federal income tax rate of 34% to pretax income are as follows for the years ended May 31:

	2006		2005		2004

Federal income tax expense (benefit) at statutory rate	$222,566	34.0%	$1,351,196	34.0%	$163,121	34.0%
Permanent differences & other	9,933	1.5%	91,547	2.3%	46,878	9.8%
State income taxes, net of federal effect	9,320	1.4%	46,516	1.2%	—	0.0%
Stock compensation	7,559	1.2%	—	0.0%	—	0.0%
Change in valuation allowance	—	0.0%	—	0.0%	(9,222,661)	(1922.3)%

Income tax expense (benefit)	$249,378	38.1%	$1,489,259	37.5%	$(9,012,662)	(1878.5)%

CELEBRATE EXPRESS, INC.

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets are as follows at May 31 (in thousands):

	2006	2005

Deferred tax assets:
Current:
Reserves and allowances	$289,557	$233,276
Accrued vacation & other	110,070	59,576
Noncurrent:
Net operating loss carryforwards	7,419,469	6,787,825
Excess of book over tax depreciation	517,888	414,988
Other assets	2,282	27,738

Net deferred tax asset	$8,339,266	$7,523,403

During the year ended May 31, 2004, the Company recorded a reduction of $9.2 million in the existing valuation allowance, as the Company believes it is more likely than not that it will generate sufficient taxable income in future years to utilize its deferred tax assets, including net operating loss carryforwards, within any applicable carryover periods.

As of May 31, 2006, the Company had net operating loss carryforwards for federal income tax purposes of $21.7 million that are scheduled to expire between 2017 and 2023 if unused. Under the Internal Revenue Code of 1986, as amended, the amounts of and benefits from net operating loss and tax carryforwards may be impaired or limited in certain circumstances. Events which could cause limitations in the amount of net operating losses that the Company may utilize in any one year, include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The Company continually evaluates whether changes in its stock ownership have resulted in annual limitations to the utilization of our deferred tax assets. During fiscal 2006, the Company experienced an ownership change resulting in a limitation event. We have considered this limitation as well as future taxable income in assessing the need for a valuation allowance against our deferred tax assets. At this time the Company believes it is more likely than not that it will be able to utilize its net operating loss carryforwards prior to any expiration.

5.	Commitments and Contingencies

The Company leases buildings under non-cancelable operating lease agreements with expiration dates through December 2008 and renewal options ranging from 5 to 10 years. Rental expense totaled $778,101, $632,151, and $518,803 for the years ended May 31, 2006, 2005 and 2004, respectively. As of May 31, 2006, future annual minimum rental payments under non-cancelable operating lease agreements are as follows for the years ending May 31:

Operating Leases

2007	$792,389
2008	514,908
2009	250,427

$1,557,724

Contingencies — From time to time, the Company is subject to contingencies resulting from legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any such legal proceedings or

CELEBRATE EXPRESS, INC.

Notes to Consolidated Financial Statements — (Continued)

claims that it believes will have, individually or in the aggregate, a material adverse effect on its financial position or results of operations.

6.	Income Per Share

Basic net income per share is based on the weighted-average number of common shares outstanding. Diluted net income per share is based on the weighted number of common shares and common share equivalents outstanding. Common shares and common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and warrants and the conversion of mandatorily redeemable convertible preferred stock, except when the effect of their inclusion would be antidilutive. The following table sets forth the computation of basic and diluted net income per share for the years ended May 31:

	2006	2005	2004

Net income available for common shareholders — basic	$405,226	$2,382,577	$9,226,528
Add: Accretion to preferred stock redemption value	—	102,271	265,902

Net income available for common shareholders — diluted	$405,226	$2,484,848	$9,492,430

Weighted average common shares outstanding	7,671,733	5,152,155	1,444,964
Basic net income per share	$0.05	$0.46	$6.39

Common share equivalents:
Dilutive effect of common stock options	267,906	579,514	300,457
Dilutive effect of common and preferred stock warrants	—	65,856	256,412
Dilutive effect of mandatorily redeemable convertible preferred stock	—	1,229,477	3,125,544

Weighted average common shares and common share equivalents	7,939,639	7,027,002	5,127,377
Diluted net income per share	$0.05	$0.35	$1.85

The following is a summary of the weighted average securities during the respective periods that have been excluded from the calculation because the effect on net income would be antidilutive:

	Year Ended May 31,
	2006	2005	2004

Restricted stock	2,643	—	—
Common stock options	194,030	23,589	79,291

	196,673	23,589	79,291

7.	Stock Option Plan

In July 2004, the Board of Directors adopted the 2004 Amended and Restated Equity Incentive Plan (the “2004 Plan”), which amended and restated in its entirety the 1999 Amended and Restated Equity Incentive Plan (the “1999 Plan”). Options granted prior to July 10, 2004 shall remain in effect and subject to the terms of the 1999 Plan. A total of 1,549,669 shares of common stock were authorized for issuance under the 2004 Plan. Generally, options vest at the rate of 25% on the first anniversary of the grant and 25% each successive year until fully vested. Options granted under the 2004 Plan are exercisable over a period of time, not to exceed 10 years, designated by the Board and are subject to other terms and conditions as determined by the Board. When a stock award expires or is terminated before it is exercised, the shares become available for issuance under the 2004 Plan.

CELEBRATE EXPRESS, INC.

Notes to Consolidated Financial Statements — (Continued)

The 2004 Plan permits the grant of options to directors, officers, employees, consultants, and advisors. Options may be either incentive stock options or nonqualified stock options. The 2004 Plan also permits the grant of stock bonuses and rights to purchase restricted stock. There were 506,059 shares remaining for future grant under the Plan as of May 31, 2006.

Beginning on June 1, 2006, the number of reserved shares will be increased annually on the first day of each fiscal year by the lesser of (i) 3% of the total number of shares of common stock outstanding on the last day of the previous fiscal year, (ii) 198,675 shares, or (iii) a lesser number of shares as determined by our board of directors.

Stock option transactions are summarized as follows:

	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Number of shares under option:
Outstanding — beginning of year	757,584	$4.86	702,588	$1.36	522,972	$1.68
Granted	209,556	13.47	288,055	14.36	306,303	0.82
Exercised	(255,677)	1.51	(120,103)	0.68	(46,608)	0.27
Cancelled or expired	(199,203)	6.45	(112,956)	11.87	(80,079)	2.02

Outstanding — end of year	512,260	9.33	757,584	4.86	702,588	1.36

Exercisable — end of year	256,864	5.88	395,331	2.35	366,334	1.91

Additional information regarding options outstanding as of May 31, 2006 is as follows:

		Weighted-Average
		Remaining
	Number	Contractual Life	Number
Range of Exercise Prices	Outstanding	(In Years)	Exercisable

$ 0.33 - 0.53	137,613	5.37	125,852
1.66 - 1.72	23,134	7.75	14,584
7.55	29,092	3.23	29,092
11.91-14.72	284,675	9.07	67,273
16.06 -18.75	37,746	6.95	20,063

	512,260		256,864

The weighted-average fair value at grant date of options granted during fiscal 2006, 2005 and 2004 was $6.66, $9.87 and $3.61, respectively. The exercise price of all options granted in fiscal 2006 was equal to the fair value on the grant date. There were 167,563 options granted in fiscal 2005 with exercise prices less than the market value on the date of grant. The weighted-average fair value at the date of grant for these options was $10.55. The remaining options granted in 2005 had exercise prices equal to the market value on the date of grant and had a weighted-average fair value at the date of grant of $8.93. The exercise price of all options granted in 2004 was less than the fair value of the stock on the grant date, with a weighted-average fair value at the grant date of $3.62.

During fiscal 2006, certain employees were granted restricted stock unit awards granted pursuant to the Company’s 2004 Amended and Restated Equity Incentive Plan. A total of 10,600 shares were granted and were valued at the closing stock price of $11.98 on the date of grant. One grant of 3,000 units, to an officer of the Company, vests quarterly over one year. The remaining units granted vest semi-annually over two years. Expense is recorded on a straight-line basis over the vesting period of the restricted stock units. The Company recorded expense of $20,366 related to restricted stock during fiscal 2006.

CELEBRATE EXPRESS, INC.

Notes to Consolidated Financial Statements — (Continued)

Recorded stock compensation expense relates primarily to options granted prior to our October 2004 initial public offering. For such options, the Company determined the fair value of the underlying common stock using a retrospective valuation approach based on several factors, including market capitalizations of similar retailers and discounted cash flow modeling techniques. The valuations were performed by Company personnel and supported by a valuation report received from an independent valuation firm. Subsequent to the offering date the fair value of options granted is determined based on the market value on the date of grant.

Stock-based compensation is recorded in the Statements of Operations in the line item corresponding to the compensation for the option grantee. The Company recognized stock-based compensation expense for restricted stock and stock options in the respective periods, as follows:

	Years Ended May 31,
	2006	2005	2004

Cost of sales	$20,973	$20,112	$8,191
Fulfillment	21,854	19,608	3,268
Selling and marketing	62,458	183,868	95,571
General and administrative	73,413	71,822	15,476

	$178,698	$295,410	$122,506

8.	Employee Stock Purchase Plan

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

9.	Employee Benefit Plan

The Company sponsors a 401(k) Profit Sharing Plan (the “Plan”), which covers all eligible employees. The Plan is a qualified defined contribution plan in which all eligible employees may elect to have a percentage of their pretax compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service. The Company can match contributions and provide profit sharing contributions. The Company made no such contributions during the years ended May 31, 2006, 2005 or 2004.

10.	Subsequent Events

On June 5, 2006, the Board of Directors of the Company authorized and directed management to immediately begin an orderly wind-down of its Storybook Heirlooms brand. The Company estimates the total charges to be taken

CELEBRATE EXPRESS, INC.

Notes to Consolidated Financial Statements — (Continued)

in connection with this closure to be between $400,000 and $500,000. The wind-down of Storybook Heirloom’s operations has already begun and is expected to continue over a period of 6 to 9 months in fiscal 2007.

11.	Quarterly Financial Data (Unaudited)

The following tables set forth our unaudited quarterly results of operations data for the eight most recent quarters for the period ended May 31, 2006. We have prepared this information on the same basis as the Statements of Operations and the information includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary.

	2006 Quarter Ended				Total
	Aug. 31	Nov. 30	Feb. 28	May 31	2006 YTD
	(In thousands, except per share amounts)

Net sales	$17,928	$26,129	$18,786	$24,173	$87,016
Cost of sales	8,917	13,113	9,788	12,426	44,244

Gross margin	9,011	13,016	8,998	11,747	42,772
Operating expenses:
Fulfillment	2,310	2,857	3,001	3,449	11,617
Selling and marketing	4,022	6,403	4,927	6,724	22,076
General and administrative	1,820	2,247	2,008	2,401	8,476
Severance and related expenses(1)	—	1,179	—	—	1,179

Total operating expenses	8,152	12,686	9,936	12,574	43,348
Income (loss) from operations	859	330	(938)	(827)	(576)
Other income, net:
Interest income, net	242	304	323	362	1,231

Net income (loss) before income taxes	1,101	634	(615)	(465)	655
Income tax benefit (expense)	(401)	(207)	217	141	(250)

Net income (loss)	700	427	(398)	(324)	405

Accretion to preferred stock redemption value	—	—	—	—	—

Net income (loss) available for common shareholders’	$700	$427	$(398)	$(324)	405

Net income (loss) per share:
Basic	$0.09	$0.06	$(0.05)	$(0.04)	$0.05

Diluted	$0.09	$0.05	$(0.05)	$(0.04)	$0.05

(1)	In our second quarter ended November 30, 2005, we recorded severance and related costs of $1,179 related to the termination of certain officers of the corporation in July 2005.

CELEBRATE EXPRESS, INC.

Notes to Consolidated Financial Statements — (Continued)

	2005 Quarter Ended				Total
	Aug. 31	Nov. 30	Feb. 28	May 31	2005 YTD
	(In thousands, except per share amounts)

Net sales	$14,523	$18,770	$16,304	$19,541	$69,138
Cost of sales	7,361	9,303	7,885	9,438	33,987

Gross margin	7,162	9,467	8,419	10,103	35,151
Operating expenses:
Fulfillment	1,821	1,945	1,982	2,291	8,039
Selling and marketing	3,392	4,579	4,220	4,596	16,787
General and administrative	1,431	1,719	1,561	1,771	6,482

Total operating expenses	6,644	8,243	7,763	8,658	31,308
Income from operations	518	1,224	656	1,445	3,843
Other income (expense), net:
Interest income (expense), net	(111)	(144)	172	214	131

Net income before income taxes	407	1,080	828	1,659	3,974
Income tax expense	(166)	(395)	(307)	(621)	(1,489)

Net income	241	685	521	1,038	2,485

Accretion to preferred stock redemption value	(66)	(36)	—	—	(102)

Net income available for common shareholders’	$175	$649	$521	$1,038	$2,383

Net income per share:
Basic	$0.11	$0.16	$0.07	$0.14	$0.46

Diluted	$0.05	$0.11	$0.07	$0.13	$0.35

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

We have reviewed our internal controls over financial reporting and have made no changes during the quarter ended May 31, 2006 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its 2006 annual meeting of shareholders (“2006 Annual Meeting of Shareholders”), and the information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant.

The information required by Item 10 is incorporated by reference to the Proxy Statement under the captions “Management,” “Nominees and Directors” and “Corporate Governance.”

Compliance with Section 16(a) of the Exchange Act.  The information required by Item 10 relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Code of Ethics.  We have adopted a “Code of Ethics” applicable to our directors, officers and employees including our Chief Executive Officer and our senior financial officers. Our Code of Ethics is available in the Investor Information section of our website www.celebrateexpress.com or by requesting a free copy by writing us at Celebrate Express, Inc., 11220 — 120th Avenue NE, Kirkland, Washington 98033, attention Investor Relations. We intend to satisfy the disclosure requirements regarding any amendment to, or waiver from, a provision of our Code of Ethics by disclosing such matters in the Investor Relations section of our website.

Item 11.	Executive Compensation.

The information required by Item 11 is incorporated by reference to the Proxy Statement for our 2006 Annual Meeting under the caption “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the Proxy Statement for our 2006 Annual Meeting under the caption “Security Ownership by Certain Beneficial Holders.”

Item 13.	Certain Relationships and Related Transactions.

The information required by Item 13 is incorporated by reference to the Proxy Statement for our 2006 Annual Meeting under captions “Director Compensation,” “Executive Compensation” and “Certain Relationships and Related Transactions”.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference to the Proxy Statement for our 2006 Annual Meeting under the caption “Principal Accountant Fees and Services.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) See Item 8 for Financial Statements and Reports of Grant Thornton LLP and Deloitte & Touche LLP

(2) Exhibits

3	.1(1)	Amended and Restated Articles of Incorporation of Celebrate Express, Inc.
3	.2(1)	Amended and Restated Bylaws of Celebrate Express, Inc.
3	.3(2)	Amendments to Sections 2.1, 2.2 and 3.3 of the Amended and Restated Bylaws of Celebrate Express, Inc.
3	.4(3)	Amendments to Sections 3.9 and 11.1 of the Amended and Restated Bylaws of Celebrate Express, Inc.
4	.1(1)	Specimen Common Stock Certificate
4	.2(1)	Amended and Restated Investor’s Rights Agreement dated November 15, 2001, by and among the Company and the investors named therein
4	.3(4)	Preferred Shares Rights Agreement, dated July 25, 2005
4	.4(4)	Form of Preferred Shares Rights Certificate
10	.1(1)*	Form of Indemnity Agreement entered into by the Registrant and each of its directors and executive officers
10	.2(1)*	2004 Amended and Restated Equity Incentive Plan and forms of agreements thereunder
10	.3(1)*	Employee Stock Purchase Plan
10	.4(1)	Lease agreement between Registrant and Highwoods Realty Limited Partnership dated November 12, 1999
10	.5(1)	First Amendment to Lease between Registrant and Highwoods Realty Limited Partnership dated June 14, 2004
10	.6(5)	Second Amendment to Lease Agreement between the Company and Highwoods Realty Limited Partnership, dated as of December 15, 2004
10	.7(1)	Lease agreement between Registrant and Queen Investment Company dated October 1, 2003
10	.8(1)	Lease Amendment No. 1 between Registrant and Queen Investment Company dated March 3, 2004
10.9		Lease agreement between Registrant and Queen Investment Company dated June 8, 2006
10	.10(6)*	Severance Agreement with Dina Alhadeff, effective as of October 17, 2005
10	.11(6)*	Severance Agreement with Lori Liddle, effective as of October 17, 2005
10	.12(7)*	Separation and Consulting Agreement with Mike Jewell, dated February 15, 2006

10	.13(8)*	Separation and Consulting Agreement with Louis Usarzewicz, dated March 10, 2006
10	.14*	Employment Agreement with Kevin Green, dated May 10, 2006
23.1		Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
23.2		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1		Rule 13a-14(a) Certification (CEO)
31.2		Rule 13a-14(a) Certification (CFO)
32.1		Section 1350 Certification (CEO)
32.2		Section 1350 Certification (CFO)

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-117459), as amended, initially filed with the Securities and Exchange Commission on July 16, 2004.

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2006.

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2006.

(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2006.

(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Securities & Exchange Commission on April 14, 2005.

(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2005.

(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2006.

(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2006.

*	Management compensatory plans, contract or arrangement required to be filed as exhibits to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELEBRATE EXPRESS, INC.

Date: August 28, 2006	By:	/s/ Kevin A. Green

Kevin A. Green
President and Chief Executive Officer

Date: August 28, 2006	By:	/s/ Darin L. White

Darin L. White
Vice President, Finance

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin A. Green and Darin L. White, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin A. Green Kevin A. Green	President and Chief Executive Officer (Principal Executive Officer)	August 28, 2006

/s/ Darin L. White Darin L. White	Vice President, Finance and Secretary (Principal Financial and Accounting Officer)	August 28, 2006

/s/ Keith Crandell Keith Crandell	Director	August 28, 2006

/s/ Estelle DeMuesy Estelle DeMuesy	Director	August 28, 2006

/s/ Donald R. Hughes Donald R. Hughes	Director	August 28, 2006

/s/ Jean Reynolds Jean Reynolds	Director	August 28, 2006

Signature	Title	Date

Stephen Roseman	Director

Kenneth A. Shubin Stein	Director

/s/ Ronald A. Weinstein Ronald A. Weinstein	Director	August 28, 2006

EXHIBIT INDEX

Exhibit No.		Description

3	.1(1)	Amended and Restated Articles of Incorporation of Celebrate Express, Inc.
3	.2(1)	Amended and Restated Bylaws of Celebrate Express, Inc.
3	.3(2)	Amendments to Sections 2.1, 2.2 and 3.3 of the Amended and Restated Bylaws of Celebrate Express, Inc.
3	.4(3)	Amendments to Sections 3.9 and 11.1 of the Amended and Restated Bylaws of Celebrate Express, Inc.
4	.1(1)	Specimen Common Stock Certificate
4	.2(1)	Amended and Restated Investor’s Rights Agreement dated November 15, 2001, by and among the Company and the investors named therein
4	.3(4)	Preferred Shares Rights Agreement, dated July 25, 2005
4	.4(4)	Form of Preferred Shares Rights Certificate
10	.1(1)*	Form of Indemnity Agreement entered into by the Registrant and each of its directors and executive officers
10	.2(1)*	2004 Amended and Restated Equity Incentive Plan and forms of agreements thereunder
10	.3(1)*	Employee Stock Purchase Plan
10	.4(1)	Lease agreement between Registrant and Highwoods Realty Limited Partnership dated November 12, 1999
10	.5(1)	First Amendment to Lease between Registrant and Highwoods Realty Limited Partnership dated June 14, 2004
10	.6(5)	Second Amendment to Lease Agreement between the Company and Highwoods Realty Limited Partnership, dated as of December 15, 2004
10	.7(1)	Lease agreement between Registrant and Queen Investment Company dated October 1, 2003
10	.8(1)	Lease Amendment No. 1 between Registrant and Queen Investment Company dated March 3, 2004
10.9		Lease agreement between Registrant and Queen Investment Company dated June 8, 2006
10	.10(6)*	Severance Agreement with Dina Alhadeff, effective as of October 17, 2005
10	.11(6)*	Severance Agreement with Lori Liddle, effective as of October 17, 2005
10	.12(7)*	Separation and Consulting Agreement with Mike Jewell, dated February 15, 2006
10	.13(8)*	Separation and Consulting Agreement with Louis Usarzewicz, dated March 10, 2006
10	.14*	Employment Agreement with Kevin Green, dated May 10, 2006
23.1		Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
23.2		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1		Rule 13a-14(a) Certification (CEO)
31.2		Rule 13a-14(a) Certification (CFO)
32.1		Section 1350 Certification (CEO)
32.2		Section 1350 Certification (CFO)

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-117459), as amended, initially filed with the Securities and Exchange Commission on July 16, 2004.

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2006.

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2006.

(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2006.

(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Securities & Exchange Commission on April 14, 2005.

(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2005

(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2006

(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2006

*	Management compensatory plans, contract or arrangement required to be filed as exhibits to this report.