Form 10-Q
period 2006-08-31
CELEBRATE EXPRESS, INC.
filed 2006-10-13
CIK 1100124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:
Large accelerated filer ☐          Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of September 30, 2006, there were 7,810,401 shares of the registrant’s common stock outstanding.

CELEBRATE EXPRESS, INC.

Cautionary Note Regarding Forward-Looking Statements
     This quarterly report on Form 10-Q contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance that are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. In some cases, you can identify forward-looking statements by terms such as “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “seek,” or “continue,” the negative of these terms or other variations of such terms. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances, are forward-looking statements. These statements are only predictions based upon assumptions made that are believed to be reasonable at the time and are subject to risk and uncertainties. Therefore, actual events or results may differ materially and adversely from those expressed in any forward-looking statement. In evaluating these statements, you should specifically consider the risks described under Part II—Item 1A “Risk Factors” and elsewhere in this Form 10-Q. These factors may cause our actual results to differ materially from any forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CELEBRATE EXPRESS, INC.
BALANCE SHEETS

	August 31, 2006	May 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,271,116	$31,326,804
Accounts receivable	303,190	338,772
Inventories	10,296,874	8,333,503
Prepaid expenses	5,276,708	4,097,548
Deferred income taxes	308,703	399,627

Total current assets	45,456,591	44,496,254

Fixed assets, net	4,640,275	4,662,439
Deferred income taxes	8,087,866	7,939,639
Other assets, net	101,716	101,892

Total assets	$58,286,448	$57,200,224

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,945,838	$3,151,082
Accrued liabilities	4,270,892	3,971,903

Total current liabilities	8,216,730	7,122,985

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $0.001 par value and additional paid-in capital — authorized, 10,000,000 shares; issued and outstanding, 7,799,144 shares at August 31, 2006; 7,785,899 shares at May 31, 2006	65,600,505	65,495,253
Unearned stock-based compensation	—	(213,206)
Accumulated deficit	(15,530,787)	(15,204,808)

Total shareholders’ equity	50,069,718	50,077,239

Total liabilities and shareholders’ equity	$58,286,448	$57,200,224

CELEBRATE EXPRESS, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	August 31, 2006	August 31, 2005
Net sales	$19,941,779	$17,927,704
Cost of sales (1)	9,943,903	8,917,084

Gross margin	9,997,876	9,010,620

Operating expenses:
Fulfillment (1)	2,979,005	2,310,502
Selling and marketing (1)	5,317,922	4,021,569
General and administrative (1)	2,441,521	1,819,588

Total operating expenses	10,738,448	8,151,659

Income (loss) from operations	(740,572)	858,961

Other income, net;
Interest income, net	382,943	241,725

Net income (loss) before income taxes	(357,629)	1,100,686

Income tax benefit (expense)	31,650	(400,673)

Net income (loss)	(325,979)	700,013

Net income (loss) per share:
Basic	$(0.04)	$0.09

Diluted	$(0.04)	$0.09

Weighted average shares outstanding:
Basic	7,789,480	7,528,983
Diluted	7,789,480	7,958,999

(1)	Stock-based compensation is included in the expense line items above in the following amounts:

Cost of Sales	$9,183	$5,028
Fulfillment	13,432	4,902
Selling and marketing	61,323	33,792
General and administrative	195,334	16,338

	$279,272	$60,060

CELEBRATE EXPRESS, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Common stock and				Total
	additional paid-in-capital		Unearned	Accumulated	shareholders
	Shares	Amount	compensation	deficit	equity
BALANCE—May 31, 2006	7,785,899	$65,495,253	($213,206)	($15,204,808)	$50,077,239

Exercise of common stock options	13,245	13,532			13,532
Tax effect of stock option exercises		25,654			25,654
Stock-based compensation		279,272			279,272
Reversal of unearned compensation		(213,206)	213,206
Net loss				(325,979)	(325,979)

BALANCE—August 31, 2006	7,799,144	$65,600,505	$0	($15,530,787)	$50,069,718

CELEBRATE EXPRESS, INC.
STATEMENT OF CASH FLOWS
(unaudited)

	Three months ended
	August 31, 2006	August 31, 2005
Cash flows from operating activities:
Net income (loss)	$(325,979)	$700,013
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	(31,650)	400,673
Depreciation and amortization	380,064	255,614
Stock-based compensation	279,272	60,060
Excess tax benefit from exercise of stock options	(25,654)	—
Changes in operating assets and liabilities:
Accounts receivable	35,582	(176,172)
Inventories	(1,963,371)	(2,088,170)
Prepaid expenses and other assets	(1,179,160)	(1,136,372)
Accounts payable	794,756	372,046
Accrued liabilities	298,989	1,712,474

Net cash provided by (used in) operating activities	(1,737,151)	100,166

Cash flows from investing activities:
Payments for purchases of fixed assets	(357,723)	(538,724)

Net cash used in investing activities	(357,723)	(538,724)

Cash flows from financing activities:
Principal payments on capital lease obligations	—	(5,064)
Proceeds from exercise of stock options	13,532	14,511
Excess tax benefit from exercise of stock options	25,654	—

Net cash provided by financing activities	39,186	9,447

Net decrease in cash and cash equivalents	(2,055,688)	(429,111)

Cash and cash equivalents:
Beginning of year	31,326,804	30,768,694

End of year	$29,271,116	$30,339,583

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$214

Supplemental disclosures of noncash financing activities:

Cancellation of unvested stock options	—	$320,984
Tax effect of stock option exercises	—	279,126

1. Organization of Business and Summary of Significant Accounting Policies
     Description of Business — Celebrate Express, Inc. (the “Company”), a Washington corporation, is a provider of celebration products for families with young children, via the Internet and catalogs. The Company operates two brands, Birthday Express and Costume Express, which respectively offer children’s party products, and children’s and family costumes and accessories. The Company began winding down the operations of its Storybook Heirlooms brand in the first quarter of fiscal 2007.
     Basis of Presentation — Management has prepared the accompanying financial statements in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities Exchange Commission. The financial information as of August 31, 2006 and for the three-month periods ended August 31, 2006 and August 31, 2005 is unaudited. In the opinion of management, such information contains all adjustments, consisting of normal, recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for such interim periods are not necessarily indicative of the expected results of operations for the full fiscal year. These financial statements and related notes should be read in connection with the Company’s Notes to Financial Statements contained in the Company’s Annual Report on Form 10-K filed for the year ended May 31, 2006. The balance sheet at May 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
     New accounting pronouncements — On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standard No. 123 (revised 2004), Share-Based Payment (“FAS 123R”) which requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. We adopted FAS 123R during the first quarter of fiscal 2007. We have elected to apply FAS 123R on a modified prospective method. Under this method, we apply the fair value method in fiscal 2007 and do not restate prior periods. Further, compensation expense for existing grants will be recorded for the unvested portion of the fair value compensation expense of those grants over the remaining vesting periods. We believe that the compensation expense we recognize in fiscal 2007 will increase substantially from what we have historically disclosed as proforma compensation expense under the fair value method, primarily due to the increased number of option grants issued in fiscal 2007. Also, FAS 123R requires us to reflect the tax savings resulting from tax deductions in excess of expense reflected in our financial statements as a financing cash flow, which may have a material impact on our future reported cash flows from operating activities.
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
     Summary of significant accounting policies — The significant accounting policies used in the preparation of our financial statements are disclosed in our Annual Report on Form 10-K for the year ended May 31, 2006. Updates to our significant accounting policies for fiscal 2007 include accounting for share-based payment under FAS 123R as discussed above, and in footnote 5 below.
2. Inventories
     Inventories are stated at the lower of market or weighted-average cost on a first-in first-out basis. The Company writes down inventory for estimated obsolescence or damage for the excess cost of the inventory over estimated market value based upon assumptions about future demand and market conditions.

     The components of inventories were as follows:

	August 31, 2006	May 31, 2006
Finished goods	$9,896,155	$7,986,237
Raw materials	400,719	347,267

	$10,296,874	$8,333,504

3. Income Per Share
     Basic net income per share is based on the weighted-average number of common shares outstanding. Diluted net income per share is based on the weighted number of common shares and common share equivalents outstanding. Common shares and common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options, except when the effect of their inclusion would be antidilutive.
     The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	August 31, 2006	August 31, 2005
Net income (loss)	$(325,979)	$700,013

Weighted average common shares outstanding	7,789,480	7,528,983

Basic net income (loss) per share	$(0.04)	$0.09

Common share equivalents:
Dilutive effect of common stock options	—	430,016

Weighted average common shares and common share equivalents	7,789,480	7,958,999

Diluted net income (loss) per share	$(0.04)	$0.09

     The following is a summary of the weighted average securities during the respective periods that have been excluded from the calculation because the effect on net income would be antidilutive:

	Three Months Ended
	August 31, 2006	August 31, 2005
Restricted stock	9,824	—
Common stock options	458,921	138,193
4. Brand Revenues
     The following table provides detail of our revenues by brand:

	Three months ended
	August 31, 2006	August 31, 2005
Birthday Express	$17,947,188	$15,571,783
Storybook Heirlooms	1,041,444	1,301,020
Costume Express	953,147	1,054,901

Total Revenue	$19,941,779	$17,927,704

5. Stock Based Compensation
     Equity Incentive Plan — Our 2004 Amended and Restated Equity Incentive Plan (the “2004 Plan”) permits the grant of options to directors, officers, employees, consultants, and advisors. Options may be either incentive stock options or nonqualified stock options. The 2004 Plan also permits the grant of stock bonuses and rights to purchase restricted stock. There were 375,385 shares remaining for future grant under the Plan as of August 31, 2006. Generally, options vest at the rate of 25% on the first anniversary of the grant and 25% each successive year until fully vested. Options granted under the 2004 Plan are exercisable over a period of time, generally either 7 or 10 years, designated by the Board and are subject to other terms and conditions as determined by the Board. When a stock award expires or is terminated before it is exercised, the shares become available for issuance under the 2004 Plan.
     Employee Stock Purchase Plan — Effective in October 2004, the Company adopted an Employee Stock Purchase Plan (the “ESPP”). Eligible employees may purchase common stock for a purchase price per share that is equal to 85% of the fair market value of a share on the offering date for the applicable offering period, or if lower, the fair market value of a share on the applicable purchase date in such a period. During the three months ended August 31, 2006, there were no common stock purchases under the ESPP plan.
Adoption of FASB Statement No. 123 (revised 2004)
     Prior to June 1, 2006, we accounted for the 2004 Plan and the ESPP under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-based Compensation (FAS 123). Under APB 25, no compensation expense was recognized when the exercise price of employee stock options equaled the fair value of the underlying stock on the date of grant. Deferred stock-based compensation was recorded for those situations where the exercise price of an option was lower than the fair value for financial reporting purposes of the underlying common stock on the date of grant. Deferred stock-based compensation was being amortized over the vesting period of the underlying options and the remaining balance of $213,000 was reversed against stockholders’ equity on June 1, 2006.
     Effective June 1, 2006, we adopted the fair value recognition provisions of FAS 123R using the modified-prospective-transition method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. Under the modified-prospective-transition method, compensation cost recognized in fiscal 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of June 1, 2006, which is based on the grant date fair value estimated in accordance with the original provisions of FAS 123, recognized over the vesting period of the underlying options, (b) compensation cost for all share-based payments granted after June 1, 2006, which is based on the grant-date fair value estimated in accordance with the provisions of FAS 123R, recognized over the requisite service period of the award on a straight-line basis, and (c) compensation cost for shares issued under the ESPP, which is based on the fair value estimated in accordance with the provisions of FAS 123R and is not considered material to our overall financial statements. In accordance with the modified-prospective-transition method, results for the three months ended August 31, 2005 have not been restated to reflect, and do not include, the impact of FAS 123R.
Determining Fair Value
     We calculate the fair value of our stock options granted to employees using the Black-Scholes option pricing model using the single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The following weighted-average assumptions were used to compute fair value of the stock options granted for the three months ended August 31, 2006 and August 31, 2005:

	Three Months Ended
	August 31, 2006	August 31, 2005
Expected volatility	60.5%	60.7%
Expected term (in years)	5.9	4.0
Risk-free interest rate	5.1%	3.8%
Expected dividend	0%	0%
Weighted-average fair value	$7.31	$6.88
     Expected Volatility. Our computation of expected volatility for the first quarter of fiscal 2007 is based on the limited historical volatility of our common stock and the experience of what we believe are peer companies based on the similar nature of our industry and option plan characteristics. We have used a volatility factor that considers the historical experience of these peer companies using a period commensurate with the expected life of the award.
     Expected Term. Our expected life in fiscal 2007 was calculated using the simplified method outlined by SEC Staff Accounting Bulletin No. 107 (SAB 107). Under this method, our expected term is equal to the sum of the weighted average vesting term plus the original contractual term divided by two. Prior to fiscal 2007, our computation of expected life was based on vesting schedules and historical experience of options exercised.
     Risk- Free Interest Rate. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent term to the expected life of the award.
     Expected Dividend. A dividend yield of 0% was considered appropriate as we have not issued and do not anticipate issuing dividends in the near future.
     When estimating forfeitures, we considered historical termination behavior, in addition to analyzing actual option forfeitures. Our forfeiture rate is based on the weighted average termination behavior our employees and board members, which is approximately 10.9%. This forfeiture rate was applied to all options granted subsequent to June 1, 2006 and to the carryover amount for options granted prior to, but not vested as of June 1, 2006. Prior to adoption of FAS 123R, we recognized the impact of forfeitures when they occurred.
Stock Compensation Expense
     We recognized stock-based compensation totaling $279,000 for the three months ended August 31, 2006. Our incremental stock-based compensation expense resulting from the adoption of FAS 123R totaled $235,000, which excludes stock-based compensation of $44,000 that would have been recognized prior to adoption for options granted with an exercise price below the market value on the date of grant. The adoption of FAS 123R increased our net loss by $215,000 and our basic and diluted net loss per share by $0.03. As required by FAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. Prior to June 1, 2006, we recognized stock-based compensation under the provisions of APB 25 and FAS 123 for options granted with exercise prices below market value on the date of grant. Such compensation expense totaled $60,000 for the three months ended August 31, 2005.
     As of August 31, 2006, the total compensation cost related to unvested options and restricted stock units granted to employees totaled $3.3 million, inclusive of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of 1.8 years and will be adjusted for estimated forfeitures.
Stock Option Activity
Additional information regarding options outstanding as of August 31, 2006 is as follows:

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic Value
	Shares	price	term	(in thousands)
Outstanding at June 1, 2006	512,260	$9.33
Granted	371,492	12.09
Exercised	(13,245)	1.11
Cancelled or expired	(37,843)	13.81

Outstanding at August 31, 2006	832,664	10.40	8.30	$2,453

Exercisable at August 31, 2006	261,316	6.05	6.03	$1,905

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of our common stock for the shares subject to options that were in-the-money at August 31, 2006.
     During fiscal 2006, certain employees were granted restricted stock unit awards pursuant to the Company’s 2004 Amended and Restated Equity Incentive Plan. A total of 10,600 shares were granted and were valued at the closing stock price of $11.98 on the date of grant. During the quarter ended August 31, 2006, 750 shares vested and 1,700 shares were forfeited. As of August 31, 2006 there were 8,150 shares outstanding and unvested. There were no additional grants of restricted stock units during the quarter ended August 31, 2006.

Pro-forma Disclosures
     The following table illustrates the effect on net income and net income per share had we applied the fair value recognition provisions of FAS 123 to options granted under our 2004 Plan and our ESPP for all periods presented prior to June 1, 2006.

Three Months Ended
August 31, 2005
Net income, as reported	$700,013

Add: Stock-based employee compensation expense, as reported	$60,060
Deduct: Stock-based employee compensation expense determined under the fair-value-based method	(109,469)

Pro forma net income	$650,604

Total weighted average shares outstanding in computing pro forma net income per share
Basic	7,528,983
Diluted	7,881,034

Net income per share:
Basic — as reported	$0.09

Diluted — as reported	$0.09

Basic — SFAS No. 123 pro forma	$0.09

Diluted — SFAS No. 123 pro forma	$0.08

Disclosure for the three months ended August 31, 2006 is not presented because stock-based payments were accounted for under the fair value method of FAS 123R during this period.
6. Storybook Heirlooms Brand
On June 5, 2006, the Board of Directors of the Company authorized and directed management to immediately begin an orderly wind-down of its Storybook Heirlooms brand. The wind-down of Storybook Heirloom’s operations is in process and is expected to continue through the first 9 to 11 months of fiscal 2007. As of August 31, 2006, the Company has incurred all anticipated charges in connection with this closure of approximately $356,000, which includes approximately $30,000 in severance costs and $130,000 in contract termination charges and related costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this quarterly report on Form 10-Q and our annual report of Form 10-K filed for our fiscal year ended May 31, 2006. All statements in the following discussion that are not reports of historical information or descriptions of current accounting policy are forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation “Risk Factors” set forth in Part II—Item 1A of this Form 10-Q and the audited financial statements and the notes thereto and disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Financial Statements,” and “Notes to Financial Statements,” included in annual report of Form 10-K filed for our fiscal year ended May 31, 2006.
Overview
Celebrate Express is a leading provider of celebration products serving families with young children via the Internet and catalogs. We offer a broad assortment of proprietary and third party children’s party products and children’s and family costumes, complemented by a wide variety of accessories. Our centralized inventory management maximizes product availability and allows us to customize our product assortment to meet specific customer needs. We have designed our business infrastructure to share distribution, customer support, marketing, and technology resources across our brands. Our goal is to help busy parents celebrate the special moments in their children’s lives.
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
To date, we have derived our revenue primarily from the sale of party related products from our Birthday Express website and catalog. For the three months ended August 31, 2006, we generated $19.9 million in net sales, an increase of 11.2% from $17.9 million in the three months ended August 31, 2005. Our gross margin as a percentage of sales declined slightly to 50.1% in the three months ended August 31, 2006 from 50.3% in the three months ended August 31, 2005. For the three months ended August 31, 2006, our net loss before income taxes was $358,000, compared with income before taxes of $1.1 million in the three months ended August 31, 2005.
In fiscal 2006, we installed pick-to-light technology in the distribution center to pick Birthday Express orders. This investment, together with the departure of a number of company executives, have been disruptive to the distribution center and caused us to incur higher than anticipated fulfillment costs. We have also observed some erosion in repeat buying rates, which we attribute partially to the distribution center problems we have experienced over the past year. As we anticipate further distribution center investments throughout fiscal 2007, we expect to incur high costs through the implementation period of the investment initiatives. We recently hired a vice-president of operations and vice president of information technology and believe that these additions to the management team will enable us to improve the operations of our distribution center and show year-over-year improvement in distribution expenses as a percentage of net sales beginning in the fourth quarter of fiscal 2007.
Comparison of Three Months Ended August 31, 2006 and August 31, 2005
Net Sales
Our net sales are comprised of product sales and shipping revenue. Net sales increased 11.2% to $19.9 million in the three months ended August 31, 2006 from $17.9 million in the three months ended August 31, 2005. Total spending for both online and offline direct marketing efforts was $4.5 million during the first quarter of fiscal 2007, compared with $3.4 million during the first quarter of fiscal 2006, an increase of 32.6%. The increase in net sales in the three months ended August 31, 2006 over the same period in 2005 reflects an increase of approximately 12.9% in the number of orders shipped, which grew to approximately 247,000 orders in the three months ended August 31, 2006 from approximately 219,000 orders in the three months ended August 31, 2005. Net sales per order for the three months ended August 31, 2006 was $80.80, compared with net sales per order of $82.03 for the three months ending August 31, 2005. We added approximately 133,000 new customers to our database during the first quarter, compared with 118,000 new customers added in the same quarter last year, an increase of 13%. Revenue from our repeat customers represented approximately 45% of revenue during three months ended August 31, 2006 compared with 47% during the three months ended August 31, 2005. Birthday Express net sales increased to $17.9 million in the first quarter of fiscal 2007 from $15.6 million in the first quarter of fiscal 2006, an increase of $2.3 million, or approximately 15%. Costume Express net sales decreased to $953,000 in the first quarter of fiscal 2007 from $1.06 million in the first quarter of fiscal 2006, a decrease of $102,000 or approximately 10%. The decrease in Costume Express revenue is due primarily to less cross-selling of our Costume Express brand to our Storybook Heirlooms customers in the first quarter of fiscal 2007 compared with the first quarter of fiscal 2006. Revenue from our Storybook Heirlooms brand decreased to $1.0 million in the first quarter of fiscal 2007, compared with $1.3 million in the first quarter of and fiscal 2006. In June 2006, we announced that we were beginning an orderly wind-down of our Storybook Heirlooms brand. Throughout the remainder of fiscal 2007, our year-over-year revenue growth will be impacted by this decision. The Storybook Heirlooms brand accounted for $2.4 million, $2.5 million and $2.8 million of our net revenue in the second, third and fourth quarters of fiscal 2006 respectively. Revenue from our Storybook brand will be substantially less than these amounts in the comparable quarters of fiscal 2007.
Gross Margin
Our gross margin consists of net sales less cost of sales. Our cost of sales consists primarily of product costs, costs associated with our in-house production facility, including wages and depreciation, design and production costs for our apparel and costume brands, inbound and outbound shipping costs, and packaging materials for outbound shipments. Gross margin increased 11.0% to $10.0 million in the three months ended August 31, 2006 from $9.0 million in the three months ended August 31, 2005. Our gross margin as a percentage of net sales was 50.1% in the three months ended August 31, 2006, compared with 50.3% in the three months ended August 31, 2005. During fiscal 2007 the Company has been winding down the operations of the Storybook brand. This effort has included selling Storybook products at significantly discounted prices, which has had a negative impact on our gross margin. Our gross margin also includes the cost of shipping packages to our customers. We have seen increases in these outbound shipping costs as a result of increases in fuel surcharges and rates charged by our third party carriers. Further increases in these costs will have an impact on our gross margin. Our gross margin may fluctuate from quarter to quarter due to the mix of products sold, as well as the potential introduction of new brands.
Fulfillment
Our fulfillment expenses consist primarily of labor and other operating costs associated with our customer support centers in Kirkland, Washington and Greensboro, North Carolina and our distribution center in Greensboro, North Carolina. Our fulfillment expenses increased 28.9% to $3.0 million in the three months ended August 31, 2006 from $2.3 million in the three months ended August 31, 2005. As a percentage of net sales, these expenses increased to 14.9% in the three months ended August 31, 2006 from 12.9% in the three months ended August 31, 2005. This increase is due primarily to higher labor, overtime and temporary labor costs incurred to ship customer orders. We anticipate that additional investments and procedural changes will continue to be made in the distribution center throughout fiscal 2007, and we expect that we will continue to incur costs associated with this transition and implementation over the next several quarters.
Selling and Marketing
Our selling and marketing expenses consist primarily of advertising costs, wages and related payroll benefits for our internal marketing and merchandising staff. Advertising costs include online marketing efforts, print advertising and other direct marketing strategies. Online advertising costs are generally expensed as incurred. Prepaid direct marketing expenses consist of third-party costs including paper, printing and mailing costs and are capitalized and amortized over their expected period of future benefit, which is generally from 90 to 120 days. Selling and marketing costs increased 32.2% to $5.3 million in the three months ended August 31, 2006 from $4.0 million in the three months ended August 31, 2005, due primarily to increases in online advertising and direct marketing circulation costs of $1.1 million. As a percentage of net sales, selling and marketing expenses increased to 26.7% in the three months ended August 31, 2006 from 22.4% in the three months ended August 31, 2005. The change as a percentage of net sales is due primarily to reductions in catalog response rates, primarily from the customer file. We have experienced increases and are potentially subject to further increases in our online paid search costs and increases in paper prices and postage rates related to our direct marketing campaigns. We expect that marketing will continue to be our largest operating expense line item and will increase in absolute dollars as we continue to expand sales and prospecting to new customers.
General and Administrative
Our general and administrative expenses consist primarily of wages and related payroll benefits for our administrative and technology employees. These expenses also include credit card fees, legal and accounting professional fees, insurance, network fees, systems depreciation, bad debt expense, and other general corporate expenses. General and administrative expenses increased 34.2% to $2.4 million in the three months ended August 31, 2006 from $1.8 million in the three months ended August 31, 2005. Wages and benefits for our administrative and technology employees increased $238,000 in the three months ended August 31, 2006, compared with the three months ended August 31, 2005.

Stock compensation expense increased $179,000 in the current quarter, compared with the same quarter of the prior year, due primarily to the adoption of SFAS 123R. Professional fees, insurance premiums and other related costs increased $54,000 in the three months ended August 31, 2006, compared with the three months ended August 31, 2005. As a percentage of net sales, our general and administrative expenses increased to 12.2% in the three months ended August 31, 2006 from 10.2% in the three months ended August 31, 2005.
Other Income, Net
The improvement in other income to $383,000 in the three months ended August 31, 2006, compared with $242,000 in the three months ended August 31, 2005, is due primarily to increased interest rates earned on our cash and cash equivalents.
Income Taxes
In the three months ended August 31, 2006, we recognized an income tax benefit of $32,000 on a net loss before taxes of $358,000, an effective tax rate of 8.9%. In the three months ended August 31, 2005, we recognized an income tax expense of $401,000 based on income before taxes of $1.1 million, an effective tax rate of 36.4%. In arriving at the current 8.9% effective tax rate, we considered a variety of factors, including estimated annual pre-tax results, the U.S. federal rate of 35%, estimated annual nondeductible expenses and estimated state income taxes. We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year may be materially different than our current estimate and is highly dependent upon the level of pre-tax income or loss, the magnitude of any nondeductible expenses in relation to that pre-tax amount and various other factors.
Liquidity and Capital Resources
As of August 31, 2006 we had working capital of $37.2 million, including cash and cash equivalents of $29.3 million. We believe that our current cash and cash equivalents, as well as cash flows from operations, will be sufficient to continue our operations and meet our capital needs for the foreseeable future.
Net cash provided by (used in) operating activities was ($1.7 million) and $100,000 for the three months ended August 31, 2006 and 2005, respectively. Net cash used in operating activities in the first quarter of fiscal 2007 can be attributed to an increase in inventory of $2.0 million during the first quarter. This increase in inventory was primarily due to higher Costume Express inventory balances in anticipation of higher demand in the second fiscal quarter. Additionally, prepaid expenses increased $1.2 million during the first quarter of fiscal 2007, due primarily to an increase in prepaid catalog and related costs. Net cash provided by operating activities in the first quarter of fiscal 2006 was attributed primarily to net income and increases in accounts payable and accrued liabilities, which was partially offset by increases in inventory and prepaid expenses.
Net cash used in investing activities was ($357,723) and ($538,724) for the three months ended August 31, 2006 and 2005, respectively. Cash used in investing activities in the first quarters of fiscal 2007 and 2006 was used for capital expenditures. We expect that capital expenditures for the full fiscal year ending May 31, 2007 will be approximately $5.3 million. This estimate includes $3.5 million related to anticipated investments in our distribution center.
Net cash provided by financing activities was $39,186 and $9,447 for the three months ended August 31, 2006 and 2005, respectively. Cash provided by financing activities in the first quarter of fiscal 2007 was primarily due to proceeds from the exercise of stock options and the tax benefit associated with option exercises. Cash provided by financing activities in the first quarter of 2006 was related to proceeds from exercises of stock options, partially offset by principal payments on capital lease obligations.
The following table summarizes our contractual obligations as of August 31, 2006 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years
	(in thousands)
Description of Contractual Obligations:
Operating lease obligations	$1,482	$830	$627	$25

Critical Accounting Policies
Certain of our accounting policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is, by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. The critical accounting policies used in the preparation of our financial statements are reported in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended May 31, 2006. Updates to our significant accounting policies for fiscal 2007 include accounting for share-based payment under FAS 123R. Based on the adoption of SFAS 123R on June 1, 2006, we have modified our critical accounting policy relating to “Stock-based Compensation” as follows.
Stock-based Compensation
We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123R. We use the Black-Scholes-Merton option valuation model, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term, and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these assumptions can materially affect the estimate of the fair value of employee stock options and consequently, the related amount of stock-based compensation expense recognized in the statement of operations.
New accounting pronouncements — On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standard No. 123 (revised 2004), Share-Based Payment (“FAS 123R”) which requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. We adopted FAS 123R during the first quarter of fiscal 2007. We have elected to apply FAS 123R on a modified prospective method. Under this method, we apply the fair value method in fiscal 2007 and do not restate prior periods. Further, compensation expense for existing grants will be recorded for the unvested portion of the fair value compensation expense of those grants over the remaining vesting periods. We believe that the compensation expense we recognize in fiscal 2007 will increase substantially from what we have historically disclosed as proforma compensation expense under the fair value method, due primarily to the increased number of option grants issued in fiscal 2007. Also, FAS 123R requires us to reflect the tax savings resulting from tax deductions in excess of expense reflected in our financial statements as a financing cash flow, which may have a material impact on our future reported cash flows from operating activities.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly rated securities. As of August 31, 2006 we held short-term investments that have a maturity date of three months or less at the time of purchase, and consist primarily of money market accounts and commercial paper. Because of the short-term nature of our investments, we believe that our exposure to market rate fluctuations on those investments is minimal. On August 31, 2006, we had no long-term or short-term bank debt outstanding.
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
     We have reviewed our internal controls over financial reporting and have made no changes during the quarter ended August 31, 2006 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     We have incurred net losses in each of the past three quarters and may not be able to return to or sustain profitably in the future.
     In the three months periods ended August 31, 2006, May 31, 2006 and February 28, 2006 we had net losses of $326,000, $324,000 and $398,000, respectively, and we expect to have either a net loss or small profit for fiscal 2007. While we were profitable from fiscal 2004 through fiscal 2006, prior to that we have had a history of losses. We may incur losses again in future fiscal years, especially if we introduce new brands or products, make investments in our systems or infrastructure, or continue to have difficulties in our distribution center. We expect our operating expenses to increase in the future, as we, among other things:
•	expand into new product categories;

•	continue with our marketing efforts to build our brand names;

•	expand our customer base;

•	upgrade our operational and financial systems, procedures and controls;

•	invest in and upgrade our distribution center; and

•	retain existing personnel and hire additional personnel, including senior leadership.
     We may not be able to generate the required sales from our current or new product categories or reduce fulfillment and other operating expenses sufficiently to return to, sustain or increase profitability. If we have a shortfall in sales without a corresponding reduction to our expenses, our operating results will suffer. It is possible that results of operations may be below the expectations of public market analysts and investors, which could cause the trading price of our common stock to fall.
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
     Furthermore, we have not demonstrated the ability to expand into other product categories through acquisitions. In April 2001, we acquired certain assets of Storybook Inc., a direct marketer of girls’ specialty and special occasion apparel. In February 2002, we re-launched the Storybook Heirlooms brand and the website www.Storybook.com. Revenue growth from the Storybook Heirlooms brand, however, did not meet management expectations, which in part, resulted in the Company’s decision in June 2006 to wind-down the brand.
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
     Our performance is substantially dependent on the services of our senior management and other key personnel, particularly, Kevin Green, our Chief Executive Officer, and Darin White, our Vice President Finance. Several of our former officers, including Michael Jewell, former President and Chief Executive Officer, Louis Usarzewicz, Executive Vice President Operations, Lori Liddle, Chief Marketing and Merchandising Officer, and Allen McDowell, Vice President of Information Systems departed from Celebrate Express in the recent past. These departures have had an adverse impact on our operations and financial results. We have recently hired a vice president of operations and vice president of information technology. However, we cannot assure you that these new senior executives will successfully integrate with the company or that the continued absence of senior management in marketing and merchandising will not further adversely impact our business, financial condition and results of operations. Recruiting new senior management has taken longer than we would have anticipated, and we expect that recruiting will become more difficult and expensive given our recent announcement concerning exploration of strategic alternatives.
     Our performance also depends on our ability to retain and motivate our officers and key employees. We do not have employment agreements with our senior executives or other key personnel except Mr. Green and Mr. White. The loss of the services of Mr. Green or Mr. White or any of our other senior executives or key employees for any reason could harm our business, financial condition and operating results. Our future success also depends on our ability to identify, attract, hire, train, retain, and motivate senior management and other technical, managerial, editorial, merchandising, marketing, and customer support personnel. Competition for such personnel is intense and we cannot assure you that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel.
Failure to successfully manage our fulfillment and distribution operations could cause us to incur increased costs or lose customers.
     Our fulfillment and distribution operations are located in Greensboro, North Carolina. These operations are critical to the cost-effective and efficient fulfillment and shipment of customer orders. We are making modifications to our distribution center to accommodate more streamlined distribution procedures. The Company has incurred higher than anticipated costs in implementing these procedures, as well as, higher fulfillment costs related to the Company’s transition to a more automated order picking process. As a result, for the first quarter of fiscal 2007, fulfillment costs increased to 14.9% of net sales, compared with 12.9% in the same quarter last year. These increased costs contributed significantly to our net loss in the current quarter, and in the third and fourth quarters of fiscal 2006. We expect that we will continue to incur higher expenses and additional costs throughout fiscal 2007 as we make further improvements in our fulfillment and distribution operations. We have also observed some erosion in the repeat buying rates of our customers, which we attribute partially to the distribution center problems we have experienced over the past year. Failure to correct the issues in our distribution facility, or to successfully implement the new distribution processes, could continue to result in delays in fulfillment and shipment of customer orders, which will in turn increase our costs more than we anticipate and might hurt our reputation and discourage repeat sales. If we are unable to successfully remedy our fulfillment difficulties or manage our fulfillment and distribution operations, we could also incur increased costs to fulfill customer orders for longer than anticipated which may delay our return to profitability, or we may be required to find one or more parties to provide these services for us.
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
We must compete with other party goods and costume retailers and mass merchandisers on the selection, quality and price of our products, and failure to do so successfully could negatively affect our stock price.
     In order to meet our strategic goals, we must successfully offer, on a continuous basis, a broad selection of appealing products to families with young children. To successfully compete against other party goods retailers, costume retailers and mass merchandisers, our product offerings must be affordable, high-quality, innovative and attractive to a wide range of consumers whose preferences may change from time to time. We cannot predict with certainty that we will be successful in offering products that meet these requirements. If consumers do not find our products attractive or our products otherwise become less popular with consumers, we may see increased merchandise returns, inventory write-downs and increased costs. Any shortcomings in our merchandise strategy could adversely affect our operating results and cash flows.
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
     We operate in several competitive markets including party goods and children’s and family costumes. Our primary competition comes from traditional retailers that offer a variety of products in the party goods and children’s and family costume markets. We believe our primary competition in party goods and costumes is from mass merchandisers such as Target and Wal-Mart, and party goods superstores such as Party City and Party America. We also compete in these markets with a variety of other companies including: online retailers of party goods; online retailers of costumes; traditional card and gift specialty retailers; supermarkets and drugstores; and catalog retailers of novelty items.
     Competitors can enter our market with little difficulty and can launch new websites or catalogs at a relatively low cost. Many of these current and potential competitors may have the ability to devote substantially more resources to marketing, customer support, product development and order fulfillment operations than we can. Some of our suppliers also may choose to compete with us directly and may in the future choose not to supply products to us. In addition, larger or more well-financed entities have acquired and may in the future acquire, invest in or form joint ventures with our competitors. Some of our competitors may be able to secure products from suppliers on more favorable terms, fulfill orders more efficiently or adopt more aggressive pricing than we can. If we are unable to compete effectively in our markets, our business, financial condition and operating results may suffer.
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
     Our financial performance depends on our ability to purchase our products in sufficient quantities at competitive prices. We purchase our products from over 250 foreign and domestic manufacturers and distributors. We have no long-term purchase contracts with any of these suppliers, and therefore, have no contractual assurances of continued supply, access to products or favorable pricing. Any vendor could increase prices or discontinue selling to us at any time. The lack of long-term contracts also exposes us to increased risks associated with changes in local economic conditions, trade issues and foreign currency fluctuations. In our first quarter of fiscal 2007 ended August 31, 2006, products supplied by our ten largest suppliers represented approximately 43.8% of inventory purchases, with our largest supplier representing 11.7%. If we are unable to maintain these supplier relationships, our ability to offer high-quality, favorably-priced products to our customers may be impaired, and our sales and gross margins could decline.
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
     We have limited experience in acquiring other businesses. In April 1997 we acquired the assets of Great Days Publishing, Inc., a product line that offers a variety of personalized date history scrolls that chronicle noteworthy events. This product line is marketed under our Birthday Express brand. In April 2001, we acquired the assets of Storybook Inc. Integration expenses were higher than anticipated and despite considerable effort and time spent, revenue growth from the Storybook brand did not meet management expectations. In June of 2006, we announced the wind-down of the Storybook brand. We expect to continue to consider opportunities to acquire other products and businesses that could enhance or complement our current products and services or expand the breadth of our product categories or customer base. Potential and completed acquisitions involve numerous risks, including unanticipated costs associated with the acquisition and risks associated with entering product categories in which we have no or limited prior experience. If we fail to properly evaluate and execute future acquisitions, our management team may be distracted from our day-to-day operations, our business may be disrupted, and our operating results may suffer.
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
     We may be unable to acquire or maintain Internet domain names relating to our brands in the United States and other countries in which we may conduct business. As a result, we may be unable to prevent third parties from acquiring and using domain names relating to our brands. Such use could damage our brands and reputation and divert customers away from our websites. We currently hold various relevant domain names, including www.BirthdayExpress.com, www.CelebrateExpress.com, and www.CostumeExpress.com. The acquisition and maintenance of domain names generally is regulated by governmental agencies. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names, any of which may affect our ability to maintain the domain names we need for our business. If we cannot prevent others from using similar domain names we may be unable to successfully build our brands.
Capacity constraints, systems failures or security breaches could prevent access to our websites, which could lower our sales and harm our reputation.
     Our service goals of performance, reliability and availability require that we have adequate capacity in our computer systems to cope with the volume of customers on our websites. As our operations grow in size and scope, we will need to improve and upgrade our systems and infrastructure to maintain or improve the efficiency of our operations as well as to offer customers enhanced services, capacity, features and functionality. The expansion and/or upgrade of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of our business increases and with no assurance of a corresponding increase in sales. If we cannot expand and/or upgrade our systems in a timely or efficient manner, we could experience increased costs, disruptions in service, slower response times, lower customer satisfaction and delays in the introduction of new products and services. Any of these problems could impair our reputation, damage our brands and cause our sales to decline.
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
     Our ability to provide satisfactory levels of customer support also depends, to a large degree, on the efficient and uninterrupted operation of our customer support centers. Any material disruption or slowdown in our telephone order processing systems resulting from capacity constraints, labor disputes, telephone or Internet failures, power or service outages, natural disasters or other events could make it difficult or impossible to provide adequate telephone-based customer support. Further, we may be unable to attract and retain an adequate number of competent customer support representatives, which is essential in creating a favorable customer experience. If we are unable to continually provide adequate staffing for our customer support operations, our reputation could be seriously harmed. In addition, we cannot assure you that call volumes will not exceed our present system capacities. If this occurs, we could experience delays in accepting orders, responding to customer inquiries and addressing customer concerns. Also, we may be required to expand our customer support centers in the near future. We cannot assure you that we will be able to find additional suitable facilities on acceptable terms or at all, which could seriously hinder our ability to provide satisfactory levels of customer support. Because our success depends in large part on keeping our customers satisfied, any failure to provide satisfactory levels of customer support would likely impair our reputation and we could lose customers.
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
     For the quarter ended August 31, 2006, our online sales represented approximately 73% of our total sales. Our future sales and profits are substantially dependent upon the continued use of the Internet as an effective medium of business and communication by our customers. Internet use may not continue to develop at historical rates and consumers may not continue to use the Internet and other online services as a medium for commerce. Highly-publicized failures of some online retailers in meeting consumer demands could result in consumer reluctance to adopt the Internet as a means for commerce, and thereby damage our reputation and brands and reduce our revenues and results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 19, 2004, the Company’s registration statement on Form S-1 (Registration Nos. 333-117459) was declared effective for the Company’s initial public offering. Net proceeds to the Company after all expenses was approximately $34 million. From the effective date of the registration statement through August 31, 2006, the Company has used the net proceeds from the offering for repayment of the Company’s $5.0 million term loan and for working capital. The remaining proceeds from the offering are invested in commercial paper, auction rate securities and money market securities.
Item 6. Exhibits.

Exhibit No.	Description
3.1(1)	Amended and Restated Articles of Incorporation of Celebrate Express, Inc.

3.2(2)	Articles of Amendment of the Amended and Restated Articles of Incorporation of Celebrate Express, Inc. (Series A Participating Preferred Stock).

3.3(1)	Amended and Restated Bylaws of the Celebrate Express, Inc.

3.4(3)	Amendments to Sections 2.1, 2,2 and 3.3 of the Amended and Restated Bylaws of Celebrate Express, Inc.

3.5(4)	Amendments to Sections 3.9 and 11.1 of the Amended and Restated Bylaws of Celebrate Express, Inc.

4.1(1)	Specimen Common Stock Certificate.

4.2(1)	Amended and Restated Investor’s Rights Agreement dated November 15, 2001, by and among Celebrate Express, Inc. and the investors named therein.

4.3(2)	Preferred Shares Rights Agreement, dated July 25, 2005.

4.4(2)	Form of Preferred Shares Rights Certificate.

10.1	Employment offer letter with Mr. Dennis Everhart, dated July 28, 2006.

10.2	Employment offer letter with Ms. Lisa Tuttle, dated August 30, 2006.

10.3	Severance and Change in Control Agreement with Mr. Darin White, dated September 18, 2006.

10.4(5)	Lease agreement between Celebrate Express, Inc. and Queen Investment Company, dated June 8, 2006.

10.5(6)	Settlement Agreement between Celebrate Express, Inc. and the shareholders named therein, dated August 17, 2006.

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-117459), as amended, initially filed with the Securities and Exchange Commission on July 16, 2004.

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2006.

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2006.

(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2006.

(5)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended May 31, 2006.

(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELEBRATE EXPRESS, INC.

Date: October 13, 2006	By:	/s/ Kevin A. Green
Kevin A. Green
Chief Executive Officer and President
(Principal Executive Officer)

Date: October 13, 2006	By:	/s/ Darin L. White
Darin L. White
Vice President, Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Articles of Incorporation of Celebrate Express, Inc.

3.2(2)	Articles of Amendment of the Amended and Restated Articles of Incorporation of Celebrate Express, Inc. (Series A Participating Preferred Stock).

3.3(1)	Amended and Restated Bylaws of the Celebrate Express, Inc.

3.4(3)	Amendments to Sections 2.1, 2,2 and 3.3 of the Amended and Restated Bylaws of Celebrate Express, Inc.

3.5(4)	Amendments to Sections 3.9 and 11.1 of the Amended and Restated Bylaws of Celebrate Express, Inc.

4.1(1)	Specimen Common Stock Certificate.

4.2(1)	Amended and Restated Investor’s Rights Agreement dated November 15, 2001, by and among Celebrate Express, Inc. and the investors named therein.

4.3(2)	Preferred Shares Rights Agreement, dated July 25, 2005.

4.4(2)	Form of Preferred Shares Rights Certificate.

10.1	Employment offer letter with Mr. Dennis Everhart, dated July 28, 2006.

10.2	Employment offer letter with Ms. Lisa Tuttle, dated August 30, 2006.

10.3	Severance and Change in Control Agreement with Mr. Darin White, dated September 18, 2006.

10.4(5)	Lease agreement between Celebrate Express, Inc. and Queen Investment Company, dated June 8, 2006.

10.5(6)	Settlement Agreement between Celebrate Express, Inc. and the shareholders named therein, dated August 17, 2006.

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.3	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-117459), as amended, initially filed with the Securities and Exchange Commission on July 16, 2004.

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2006.

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2006.

(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2006.

(5)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended May 31, 2006.

(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2006.