Form 10-Q
period 2006-11-30
CELEBRATE EXPRESS, INC.
filed 2007-01-12
CIK 1100124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-50973

CELEBRATE EXPRESS, INC.
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1644428 (I.R.S. Employer Identification No.)

11220 — 120th Avenue NE Kirkland, Washington (Address of principal executive offices)	98033 (Zip Code)
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
Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐       NO ☑
As of December 31, 2006, there were 7,848,393 shares of the registrant’s common stock outstanding.

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
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CELEBRATE EXPRESS, INC.
BALANCE SHEETS

	November 30, 2006	May 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,547,853	$31,326,804
Accounts receivable	796,454	338,772
Inventories	6,983,345	8,333,503
Prepaid expenses	2,536,143	4,097,548
Deferred income taxes	308,703	399,627

Total current assets	44,172,498	44,496,254

Fixed assets, net	4,385,001	4,662,439
Deferred income taxes	7,911,852	7,939,639
Other assets, net	101,539	101,892

Total assets	$56,570,890	$57,200,224

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,055,379	$3,151,082
Accrued liabilities	3,385,929	3,971,903

Total current liabilities	5,441,308	7,122,985

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $0.001 par value and additional paid-in capital - authorized, 10,000,000 shares; issued and outstanding, 7,828,127 shares at November 30, 2006; 7,785,899 shares at May 31, 2006	66,092,355	65,495,253
Unearned stock-based compensation	—	(213,206)
Accumulated deficit	(14,962,773)	(15,204,808)

Total shareholders’ equity	51,129,582	50,077,239

Total liabilities and shareholders’ equity	$56,570,890	$57,200,224

CELEBRATE EXPRESS, INC.
STATEMENTS OF INCOME
(unaudited)

	Three months ended		Six months ended
	November 30,	November 30,	November 30,	November 30,
	2006	2005	2006	2005
Net sales	$28,511,452	$26,129,057	$48,453,231	$44,056,761
Cost of sales (1)	14,193,092	13,112,798	24,136,995	22,029,881

Gross margin	14,318,360	13,016,259	24,316,236	22,026,880

Operating expenses:
Fulfillment (1)	3,432,646	2,857,537	6,411,652	5,168,039
Selling and marketing (1)	7,751,547	6,403,209	13,069,468	10,424,778
General and administrative (1)	2,801,044	2,246,806	5,242,565	4,066,394
Severance and related expenses	—	1,178,978	—	1,178,978

Total operating expenses	13,985,237	12,686,530	24,723,685	20,838,189

Income (loss) from operations	333,123	329,729	(407,449)	1,188,691
Other income, net;
Interest income, net	426,691	304,173	809,634	545,898

Net income before income taxes	759,814	633,902	402,185	1,734,589

Income tax expense	(191,800)	(206,693)	(160,150)	(607,366)

Net income	568,014	427,209	242,035	1,127,223

Net income per share:
Basic	$0.07	$0.06	$0.03	$0.15

Diluted	$0.07	$0.05	$0.03	$0.14

Weighted average shares outstanding:
Basic	7,817,888	7,659,563	7,803,606	7,593,916
Diluted	7,955,952	7,911,568	7,948,114	7,937,122

(1)	Stock-based compensation is included in the expense line items above in the following amounts:

Cost of Sales	$8,974	$5,028	$18,157	$10,056
Fulfillment	17,771	4,902	31,203	9,804
Selling and marketing	43,461	7,304	104,784	41,096
General and administrative	262,115	15,640	457,449	31,978

	$332,321	$32,874	$611,593	$92,934

CELEBRATE EXPRESS, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Common stock and				Total
	additional paid-in-capital		Unearned	Accumulated	shareholders
	Shares	Amount	compensation	deficit	equity
BALANCE—May 31, 2006	7,785,899	$65,495,253	$(213,206)	$(15,204,808)	$50,077,239

Exercise of common stock options and issuance of restricted stock	39,910	132,751			132,751
Issuance of common stock in connection with employee stock purchase plan	2,318	24,524			24,524
Tax effect of stock option exercises		41,440			41,440
Stock-based compensation		611,593			611,593
Reversal of unearned compensation		(213,206)	213,206
Net income				242,035	242,035

BALANCE—November 30, 2006	7,828,127	$66,092,355	$0	$(14,962,773)	$51,129,582

CELEBRATE EXPRESS, INC.
STATEMENT OF CASH FLOWS
(unaudited)

	Six months ended
	November 30, 2006	November 30, 2005
Cash flows from operating activities:
Net income	$242,035	$1,127,223
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	160,151	607,366
Depreciation and amortization	777,456	568,077
Stock-based compensation	611,593	92,934
Excess tax benefit from exercise of stock options	(41,440)	—
Changes in operating assets and liabilities:
Accounts receivable	(457,682)	(115,558)
Inventories	1,350,158	(264,972)
Prepaid expenses and other assets	1,561,582	188,195
Accounts payable	(1,095,703)	166,193
Accrued liabilities	(585,974)	1,403,607

Net cash provided by operating activities	2,522,176	3,773,065

Cash flows from investing activities:
Payments for purchases of fixed assets	(499,842)	(1,020,461)

Net cash used in investing activities	(499,842)	(1,020,461)

Cash flows from financing activities:
Principal payments on capital lease obligations	—	(10,198)
Proceeds from shares issued under the employee stock purchase plan	24,524	53,872
Proceeds from exercise of stock options	132,751	133,192
Excess tax benefit from exercise of stock options	41,440	—

Net cash provided by financing activities	198,715	176,866

Net increase in cash and cash equivalents	2,221,049	2,929,470

Cash and cash equivalents:
Beginning of year	31,326,804	30,768,694

End of year	$33,547,853	$33,698,164

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$358

Supplemental disclosures of noncash financing activities:
Cancellation of unvested stock options	—	$336,832
Tax effect of stock option exercises	—	858,798

Notes to Financial Statements
1. Organization of Business and Summary of Significant Accounting Policies
     Description of Business — Celebrate Express, Inc. (the “Company”), a Washington corporation, is a provider of celebration products for families with young children, via the Internet and catalogs. The Company operates two brands, Birthday Express and Costume Express, which respectively offer children’s party products, and children’s and family costumes and accessories. The Company continues to wind down the operations of its Storybook Heirlooms brand, which began in the first quarter of fiscal 2007.
     Basis of Presentation —Management has prepared the accompanying financial statements in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities Exchange Commission. The financial information as of November 30, 2006 and for the three- and six-month periods ended November 30, 2006 and November 30, 2005 is unaudited. In the opinion of management, such information contains all adjustments, consisting of normal, recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for such interim periods are not necessarily indicative of the expected results of operations for the full fiscal year. These financial statements and related notes should be read in connection with the Company’s Notes to Financial Statements contained in the Company’s Annual Report on Form 10-K filed for the year ended May 31, 2006. The balance sheet at May 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
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
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of our 2007 fiscal year, May 31, 2007 and allows a one-time transitional cumulative effect adjustment to beginning retained earnings as of June 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We are currently evaluating the impact of adopting SAB 108 on our consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a common definition for fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. We will apply this guidance beginning June 1, 2008. We do not expect that the adoption of this statement will have a material impact on our results of operations or financial condition.
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
     The components of inventories were as follows:

	November 30, 2006	May 31, 2006
Finished goods	$6,671,264	$7,986,237
Raw materials	312,081	347,267

	$6,983,345	$8,333,504

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
     The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2006	2005	2006	2005
Net income	$568,014	$427,209	$242,035	$1,127,223
Weighted average common shares outstanding	7,817,888	7,659,563	7,803,606	7,593,916
Basic net income per share	$0.07	$0.06	$0.03	$0.15

Common share equivalents:
Dilutive effect of common stock options	138,064	252,005	144,508	343,206

Weighted average common shares and common share equivalents	7,955,952	7,911,568	7,948,114	7,937,122

Diluted net income per share	$0.07	$0.05	$0.03	$0.14

     The following is a summary of the weighted average securities during the respective periods that have been excluded from the calculation because the effect on net income would be antidilutive:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2006	2005	2006	2005
Restricted stock	577	—	287	—
Common stock options	633,808	162,740	577,011	138,343

4. Brand Revenues
     The following table provides detail of our revenues by brand:

	Three months ended		Six months ended
	November 30,		November 30,
	2006	2005	2006	2005
Birthday Express	$15,886,462	$15,669,314	$33,833,650	$31,241,097
Storybook Heirlooms	642,163	2,420,044	1,683,607	3,721,064
Costume Express	11,773,923	8,039,699	12,727,070	9,094,600

Total Revenue	$28,302,548	$26,129,057	$48,244,327	$44,056,761

In the three and six-month periods ended November 30, 2006 the Company also had $209,000 in other revenue.
5. Stock Based Compensation
     Equity Incentive Plan — Our 2004 Amended and Restated Equity Incentive Plan (the “2004 Plan”) permits the grant of options to directors, officers, employees, consultants, and advisors. Options may be either incentive stock options or nonqualified stock options. The 2004 Plan also permits the grant of stock bonuses and rights to purchase restricted stock. There were 356,680 shares remaining for future grant under the Plan as of November 30, 2006. Generally, options vest at the rate of 25% on the first anniversary of the grant and 25% each successive year until fully vested. Options granted under the 2004 Plan are exercisable over a period of time, generally either 7 or 10 years, designated by the Board and are subject to other terms and conditions as determined by the Board. When a stock award expires or is terminated before it is exercised, the shares become available for issuance under the 2004 Plan.
     Employee Stock Purchase Plan — Effective in October 2004, the Company adopted an Employee Stock Purchase Plan (the “ESPP”). Eligible employees may purchase common stock for a purchase price per share that is equal to 85% of the fair market value of a share on the offering date for the applicable offering period, or if lower, the fair market value of a share on the applicable purchase date in such a period. During the three and six month periods ended November 30, 2006, employees purchased 2,318 shares of our common stock under the ESPP in exchange for approximately $25,000.
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
     Effective June 1, 2006, we adopted the fair value recognition provisions of FAS 123R using the modified-prospective-transition method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. Under the modified-prospective-transition method, compensation cost recognized in fiscal 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of June 1, 2006, which is based on the grant date fair value estimated in accordance with the original provisions of FAS 123, recognized over the vesting period of the underlying options, (b) compensation cost for all share-based payments granted after June 1, 2006, which is based on the grant-date fair value estimated in accordance with the provisions of FAS 123R, recognized over the requisite service period of the award on a straight-line basis, and (c) compensation cost for shares issued under the ESPP, which is based on the fair value estimated in accordance with the provisions of FAS 123R and is not considered material to our overall financial statements. In accordance with the modified-prospective-transition method, results for the three and six – month periods ended November 30, 2005 have not been restated to reflect, and do not include, the impact of FAS 123R.

Determining Fair Value
     We calculate the fair value of our stock options granted to employees using the Black-Scholes option pricing model using the single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The following weighted-average assumptions were used to compute fair value of the stock options granted for the three- and six-month periods ended November 30, 2006 and November 30, 2005:

	Three months ended		Six months ended
	November 30,		November 30,
	2006	2005	2006	2005

Expected volatility	55.2%	49.2%	59.9%	56.6%
Expected term (in years)	4.8	1.0	5.8	2.9
Risk-free interest rate	4.7%	4.2%	5.1%	4.0%
Expected dividend	0%	0%	0%	0%
Weighted-average fair value	$6.62	$2.72	$7.22	$5.40
     Expected Volatility. Our computation of expected volatility for the first six months of fiscal 2007 is based on the historical volatility of our common stock and the experience of what we believe are peer companies based on the similar nature of our industry and option plan characteristics. We have used a volatility factor that considers the historical experience of these peer companies using a period commensurate with the expected life of the award.
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
     Risk-Free Interest Rate. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent term to the expected life of the award.
     Expected Dividend. A dividend yield of 0% was considered appropriate as we have not issued and do not anticipate issuing dividends in the near future.
     When estimating forfeitures, we considered historical termination behavior, in addition to analyzing actual option forfeitures. Our forfeiture rate is based on the weighted average termination behavior of our employees and board members, which is approximately 10.9%. This forfeiture rate was applied to all options granted subsequent to June 1, 2006 and to the carryover amount for options granted prior to, but not vested as of June 1, 2006. Prior to adoption of FAS 123R, we recognized the impact of forfeitures when they occurred.
Stock Compensation Expense
     We recognized stock-based compensation totaling $332,000 and $612,000 for the three and six-month periods ended November 30, 2006. Our incremental stock-based compensation expense resulting from the adoption of FAS 123R totaled $287,000 and $523,000 for the three and six-month periods ended November 30, 2006, which excludes stock-based compensation of $45,000 and $89,000 that would have been recognized prior to adoption for options granted with an exercise price below the market value on the date of grant. The adoption of FAS 123R decreased our quarter-to-date and year-to-date net income by $215,000 and $315,000 and our basic and diluted net income per share by $0.03 and $0.04. As required by FAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. Prior to June 1, 2006, we recognized stock-based compensation under the provisions of APB 25 for options granted with exercise prices below market value on the date of grant. Such compensation expense totaled $33,000 for the three months ended November 30, 2005.
     As of November 30, 2006, the total compensation cost related to unvested options and restricted stock units granted to employees totaled $3.3 million, inclusive of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of 1.7 years and will be adjusted for estimated forfeitures.

Stock Option Activity
Additional information regarding options outstanding as of November 30, 2006 is as follows:

			Weighted-
		Weighted -	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic Value
	Shares	price	term	(in thousands)

Outstanding at June 1, 2006	512,260	$9.33
Granted	422,240	12.18
Exercised	(37,233)	3.69
Cancelled or expired	(73,286)	13.59

Outstanding at November 30, 2006	823,981	10.62	8.07	$2,133

Exercisable at November 30, 2006	260,133	6.76	6.08	$1,687

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of our common stock for the shares subject to options that were in-the-money at November 30, 2006.
     During fiscal 2006, certain employees were granted restricted stock unit awards pursuant to the Company’s 2004 Amended and Restated Equity Incentive Plan. A total of 10,600 shares were granted and were valued at the closing stock price of $11.98 on the date of grant. During the six month period ended November 30, 2006, 2,975 shares vested and 2,900 shares were forfeited. An additional 2,000 shares were granted and were valued at the closing stock price of $13.07 on the date of grant. As of November 30, 2006 there were 6,725 shares outstanding and unvested.
Pro-forma Disclosures
     The following table illustrates the effect on net income and net income per share had we applied the fair value recognition provisions of FAS 123 to options granted under our 2004 Plan and our ESPP for all periods presented prior to June 1, 2006.

	Three Months Ended	Six Months Ended
	November 30, 2005	November 30, 2005
Net income, as reported	$427,209	$1,127,223

Add: Stock-based employee compensation expense, as reported	$32,874	$92,934
Deduct: Stock-based employee compensation expense determined under the fair-value-based method	(113,384)	(222,853)

Pro forma net income	$346,699	$997,304

Total weighted average shares outstanding in computing pro forma net income per share
Basic	7,659,563	7,593,916
Diluted	7,845,331	7,871,022

Net income per share:
Basic — as reported	$0.06	$0.15

Diluted — as reported	$0.05	$0.14

Basic — SFAS No. 123 pro forma	$0.05	$0.13

Diluted — SFAS No. 123 pro forma	$0.04	$0.13

Disclosure for the three and six-month periods ended November 30, 2006 is not presented because stock-based payments were accounted for under the fair value method of FAS 123R during this period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this quarterly report on Form 10-Q and our annual report of Form 10-K filed for our fiscal year ended May 31, 2006. All statements in the following discussion that are not reports of historical information or descriptions of current accounting policy are forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation “Risk Factors” set forth in Part II—Item 1A of this Form 10-Q and the audited financial statements and the notes thereto and disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Financial Statements,” and “Notes to Financial Statements,” included in our annual report on Form 10-K filed for our fiscal year ended May 31, 2006.
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
To date, we have derived our revenue primarily from the sale of party related products from our Birthday Express website and catalog. For the three months ended November 30, 2006, we generated $28.5 million in net sales, an increase of 9.1% from $26.1 million in the three months ended November 30, 2005. Our gross margin as a percentage of sales increased to 50.2% in the three months ended November 30, 2006 from 49.8% in the three months ended November 30, 2005. For the six months ended November 30, 2006, we generated $48.5 million in net sales, an increase of 10.0% from $44.1 million in the six months ended November 30, 2005. Our gross margin as a percentage of sales increased slightly to 50.2% in the six months ended November 30, 2006 compared with 50.0% in the six months ended November 30, 2005. For the three and six-month periods ended November 30, 2006, our net income before income taxes was $760,000 and $402,000, compared with net income before income taxes of $634,000 and $1.7 million in the three and six-month periods ended November 30, 2005.
Comparison of Three Months Ended November 30, 2006 and November 30, 2005
Net Sales
Our net sales are comprised of product sales and shipping revenue. Net sales increased 9.1% to $28.5 million in the three months ended November 30, 2006 from $26.1 million in the three months ended November 30, 2005. Total spending for both online and offline direct marketing efforts was $6.9 million during the second quarter of fiscal 2007, compared with $5.4 million during the second quarter of fiscal 2006, an increase of 29.0%. The growth rate in our direct marketing expenditures was greater than our growth in net sales due primarily to lower customer response rates to catalog mailings in our Birthday Express brand and lower average order sizes in each of our brands compared with the same period in the prior year. The increase in net sales in the three months ended November 30, 2006 over the same period in 2005 reflects an increase of approximately 19.1% in the number of orders shipped, which grew to approximately 390,000 orders in the three months ended November 30, 2006 from approximately 327,000 orders in the three months ended November 30, 2005. Net sales per order for the three months ended November 30, 2006 was $72.65, compared with net sales per order of $79.90 for the three months ending November 30, 2005. This decrease in net sales per order was due in part to our Storybook Heirlooms brand. The net sales per order for Storybook Heirlooms was $74.65 during the quarter ended November 30, 2006, compared with $114.81 during the same quarter in the prior year due primarily to significant sales at discounted prices during the quarter just ended in an effort to liquidate the inventory of that brand. The change in net sales per order can also be attributed in part to the Birthday Express brand. Net sales per order for Birthday Express decreased to $79.43 in the quarter ended November 30, 2006, compared with $83.76 during the same quarter in the prior year due primarily to less units purchased per order. We added approximately 194,000 new customers to our database during the second quarter, compared with 163,000 new customers added in the same quarter last year, an increase of 19%. Revenue from our repeat customers represented approximately 46% of revenue during the three months ended November 30, 2006 compared with 47% during the three months ended

November 30, 2005. Birthday Express net sales increased to $15.9 million in the second quarter of fiscal 2007 from $15.7 million in the second quarter of fiscal 2006, an increase of approximately 1%. Costume Express net sales increased to $11.8 million in the second quarter of fiscal 2007 from $8.0 million in the second quarter of fiscal 2006, an increase of approximately 46%. Revenue from our Storybook Heirlooms brand decreased to $642,000 in the second quarter of fiscal 2007, compared with $2.4 million in the second quarter of fiscal 2006. In June 2006, we announced that we were beginning an orderly wind-down of our Storybook Heirlooms brand. Throughout the remainder of fiscal 2007, our year-over-year revenue growth will be impacted by this decision. The Storybook Heirlooms brand accounted for $2.5 million and $2.8 million of our net revenue in the third and fourth quarters of fiscal 2006 respectively. Revenue from our Storybook brand will be substantially less than these amounts in the comparable quarters of fiscal 2007.
Gross Margin
Our gross margin consists of net sales less cost of sales. Our cost of sales consists primarily of product costs, costs associated with our in-house production facility, including wages and depreciation, design and production costs for our apparel and costume brands, inbound and outbound shipping costs, and packaging materials for outbound shipments. Gross margin increased 10.0% to $14.3 million in the three months ended November 30, 2006 from $13.0 million in the three months ended November 30, 2005. Our gross margin as a percentage of net sales was 50.2% in the three months ended November 30, 2006, compared with 49.8% in the three months ended November 30, 2005. The increase in gross margin as a percentage of net sales was due in part to a shift in the mix of our revenue away from our lower margin Storybook Heirlooms brand. The increase is also due in part to the recognition of $209,000 of advertising revenue from our websites during the second quarter of fiscal 2007, which had no associated cost of good sold. No advertising revenue was recorded in the second quarter of fiscal 2006. Our gross margin also includes the cost of shipping packages to our customers. We have seen increases in these outbound shipping costs as a result of increases in fuel surcharges and rates charged by our third party carriers. Further increases in these costs will have an impact on our gross margin. Our gross margin may fluctuate from quarter to quarter due to the mix of products sold, as well as the potential introduction of new brands.
Fulfillment
Our fulfillment expenses consist primarily of labor and other operating costs associated with our customer support centers in Kirkland, Washington and Greensboro, North Carolina and our distribution center in Greensboro, North Carolina. Our fulfillment expenses increased 20.1% to $3.4 million in the three months ended November 30, 2006 from $2.9 million in the three months ended November 30, 2005. As a percentage of net sales, these expenses increased to 12.0% in the three months ended November 30, 2006 from 10.9% in the three months ended November 30, 2005. This increase is due primarily to inefficiencies that led to higher employee costs incurred in our customer service center. We believe that fulfillment cost as a percentage of net sales will begin to show year-over-year improvement starting in the fourth quarter of fiscal 2007.
Selling and Marketing
Our selling and marketing expenses consist primarily of advertising costs, wages and related payroll benefits for our internal marketing and merchandising staff. Advertising costs include online marketing efforts, print advertising and other direct marketing strategies. Online advertising costs are expensed as incurred. Prepaid direct marketing expenses consist of third-party costs including paper, printing and mailing costs and are capitalized and amortized over their expected period of future benefit, which is generally from 90 to 120 days. Selling and marketing costs increased 21.1% to $7.8 million in the three months ended November 30, 2006 from $6.4 million in the three months ended November 30, 2005, due primarily to increases in online advertising and direct marketing circulation costs of $1.6 million. As a percentage of net sales, selling and marketing expenses increased to 27.2% in the three months ended November 30, 2006 from 24.5% in the three months ended November 30, 2005. The change as a percentage of net sales is due primarily to reductions in catalog response rates and net sales per order from the prior year. We have experienced increases and are potentially subject to further increases in our online paid search costs and increases in paper prices and postage rates related to our direct marketing campaigns. We expect that marketing will continue to be our largest operating expense line item and will increase in absolute dollars as we continue to expand sales and prospecting to new customers.
General and Administrative
Our general and administrative expenses consist primarily of wages and related payroll benefits for our administrative and technology employees. These expenses also include credit card fees, legal and accounting professional fees, insurance, network fees, systems depreciation, bad debt expense, and other general corporate expenses. General and administrative expenses increased 24.7% to $2.8 million in the three months ended November 30, 2006 from $2.2 million in the three months ended November 30, 2005. The change in general and administrative expenses is due primarily to increases in stock compensation expense due to the adoption of SFAS123R and wages and benefits for our administrative and technology employees. As a percentage of net sales, our general and administrative expenses increased to 9.8% in the three months ended November 30, 2006 from 8.6% in the three months ended November 30, 2005.
Severance and Related Costs
Severance and related costs incurred during the three months ended November 30, 2005 relate to employee terminations that took place on July 22, 2005. Included in the $1.2 million severance and related cost balance is approximately $985,000 in cash severance payments and related payroll taxes. The remainder of the balance is composed of legal fees incurred by the company relating to the severance negotiations and the terminated employees’ legal complaint for wrongful termination. The expense related to these terminations was taken in the second quarter of fiscal 2006, at which time we agreed to settlement of all claims including claims of wrongful termination by these former employees. There were no severance and related costs in the three-month period ended November 30, 2006.
Other Income, Net
The improvement in other income to $427,000 in the three months ended November 30, 2006, compared with $304,000 in the three months ended November 30, 2005, is due primarily to increased interest rates earned on our cash and cash equivalents.
Income Taxes
In the three months ended November 30, 2006, we recognized an income tax expense of $192,000 on net income before taxes of $760,000, an effective tax rate of 25.2%. In the three months ended November 30, 2005, we recognized an income tax expense of $207,000 based on income before taxes of $634,000, an effective tax rate of 32.6%. Our effective tax rate for the six-month period ending November 30, 2006 is 39.8%, which represents our current expectation of the effective tax rate for the full fiscal year ending May 31, 2007. In arriving at this estimate, we considered a variety of factors, including estimated annual pre-tax results, the U.S. federal rate of 35%, estimated annual nondeductible expenses and estimated state income taxes. The lower effective tax rate of 25.2% in the quarter ending November 30, 2006 is due to adjustments resulting from a change in the estimated annual effective tax rate for fiscal 2007 from our expectations at the end of the first quarter of fiscal 2007. Had we anticipated an effective tax rate of 39.8% for fiscal 2007 at the end of our first fiscal quarter, the net loss for the quarter ending August 31, 2006 would have been lower by $111,000. Due to the change in our estimated effective tax rate to 39.8% at the end of the second quarter of fiscal 2007, the $111,000 adjustment is reflected in our second quarter earnings causing the lower effective tax rate of 25.2% for the quarter. We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year may be materially different than our current estimate and is highly dependent upon the level of pre-tax income or loss, the magnitude of any nondeductible expenses in relation to that pre-tax amount and various other factors.
Comparison of Six Months Ended November 30, 2006 and November 30, 2005
Net Sales
Net sales increased 10.0% to $48.5 million in the six months ended November 30, 2006 from $44.1 million in the six months ended November 30, 2005. The increase in net sales is driven primarily by our expanded direct marketing efforts. These efforts included paid search, email marketing and other online marketing programs, as well as catalog circulation. The increase in net sales reflects an increase of approximately 17% in the number of orders shipped, which grew to approximately 636,000 orders in the six months ended November 30, 2006 from approximately 546,000 orders in the six months ended November 30, 2005. However, net sales was also impacted by a decrease in net sales per order to $75.81 in the six months ended November 30, 2006 from $80.75 in the six months ended November 30, 2005. Birthday Express net sales increased to $33.8 million in the six months ending November 30, 2006 from $31.2 million in the six months ending November 30, 2005, an increase of 8.3%. Costume Express net sales increased to $12.7 million in the six months ending November 30, 2006 from $9.1 million in the six months ending November 30, 2005, an increase of 39.9%. Storybook Heirlooms net sales declined to $1.7 million in the six months ending November 30, 2006 from $3.7 million in the six months ending November 30, 2005 due to the wind-down of this brand.
Gross Margin
Gross margin increased 10.4% to $24.3 million in the six months ended November 30, 2006 from $22.0 million in the six months ended November 30, 2005 due primarily to increased sales. Our gross margin as a percentage of net sales increased to 50.2% of net sales in the six months ended November 30, 2006 from 50.0% in the six months ended November 30, 2005. The improvement in gross margin as a percentage of net sales is due to a shift in revenue mix away from our lower margin Storybook Heirlooms brand and a slight increase in the merchandise margin for our Birthday Express brand, partially offset by an increase in outbound shipping charges as a percentage of net sales.
Fulfillment
Our fulfillment expenses increased 24.1% to $6.4 million in the six months ended November 30, 2006 from $5.2 million in the six months ended November 30, 2005. As a percentage of net sales, these expenses increased to 13.2% in the six months ended November 30, 2006 from 11.7% in the six months ended November 30, 2005. This increase is due primarily to operational inefficiencies in our warehouse and customer service center that led to higher labor, overtime and temporary labor costs incurred to take and ship customer orders. Management believes that fulfillment cost as a percentage of net sales will begin to show year-over-year improvement starting in the fourth quarter of fiscal 2007.
Selling and Marketing
Selling and marketing costs increased 25.4% to $13.1 million in the six months ended November 30, 2006 from $10.4 million in the six months ended November 30, 2005. The increase in selling and marketing expenses was due primarily to catalog circulation increases and additional online advertising expenditures totaling $2.6 million. As a percentage of net sales, selling and marketing expenses increased to 27.0% in the six months ended November 30, 2006 from 23.7% in the six months ended November 30, 2005. The change as a percentage of net sales is due primarily to reductions in catalog response rates and average order size.
General and Administrative
General and administrative expenses increased 28.9% to $5.2 million in the six months ended November 30, 2006 from $4.1 million in the six months ended November 30, 2005. The increase in general and administrative expenses is due primarily to wages and benefits for our administrative and technology employees and stock compensation expense recorded as a result of the adoption of SFAS 123R. As a percentage of net sales, our general and administrative expenses increased to 10.8% in the six months ended November 30, 2006 from 9.2% in the six months ended November 30, 2005.
Severance and Related Costs
Severance and related costs incurred during the six months ended November 30, 2005 relate to employee terminations that took place on July 22, 2005. Included in the $1.2 million severance and related cost balance is approximately $985,000 in cash severance payments and related payroll taxes. The remainder of the balance is composed of legal fees incurred by the company relating to the severance negotiations and the terminated employees’ legal complaint for wrongful termination. There were no severance and related costs in the six-month period ended November 30, 2006.
Other Income (Expense), Net
The improvement in other income to $810,000 in the six months ended November 30, 2006, compared with other income of $546,000 in the six months ended November 30, 2005, is due primarily to increased interest rates earned on our cash and cash equivalents.
Income Taxes
In the six months ended November 30, 2006, we recognized income tax expense of $160,000 on income before taxes of $402,000 for the same period based upon an effective tax rate of 39.8%. In the six months ended November 30, 2005, we recognized income tax expense of $607,000 on income before taxes of $1.7 million for the same period based upon an effective tax rate of 35.0%. In arriving at the current 39.8% effective tax rate, we considered a variety of factors, including estimated annual pre-tax results, the U.S. federal rate of 35%, estimated annual nondeductible expenses and estimated state income taxes. We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year may be materially different than our current estimate and is highly dependent upon the level of pre-tax income or loss, the magnitude of any nondeductible expenses in relation to that pre-tax amount and various other factors.

Liquidity and Capital Resources
As of November 30, 2006 we had working capital of $38.7 million, including cash and cash equivalents of $33.5 million. We believe that our current cash and cash equivalents, as well as cash flows from operations, will be sufficient to continue our operations and meet our capital needs for the foreseeable future.
Net cash provided by operating activities was $2.5 million and $3.8 million for the six months ended November 30, 2006 and 2005, respectively. Net cash provided in operating activities in the first half of fiscal 2007 can be attributed to a decrease in inventory of $1.4 million during the six months ended November 30, 2006. This decrease in inventory is due in part to the liquidation of inventory for our Storybook Heirlooms brand. Additionally, prepaid expenses decreased $1.6 million during the first six months of fiscal 2007, due primarily to a decrease in prepaid inventory and prepaid catalog and related costs. Net cash provided by operating activities in the first quarter of fiscal 2006 was attributed primarily to net income and increases in accrued liabilities.
Net cash used in investing activities was $500,000 and $1.0 million for the six months ended November 30, 2006 and 2005, respectively. Cash used in investing activities in the first half of fiscal 2007 and 2006 was used for capital expenditures. We expect that capital expenditures for the full fiscal year ending May 31, 2007 will be approximately $1.8 million, excluding anticipated investments needed to upgrade our fulfillment center. We currently estimate that the investments to upgrade our fulfillment center will be between approximately $3 and $4 million, however, it is uncertain if these investments will be made within the fiscal year ending May 31, 2007.
Net cash provided by financing activities was $199,000 and $177,000 for the six months ended November 30, 2006 and 2005, respectively. Cash provided by financing activities in the first six months of fiscal 2007 was primarily due to proceeds from shares issued under the Celebrate Express employee stock purchase plan, the exercise of stock options and the tax benefit associated with option exercises. Cash provided by financing activities in the first six months of 2006 was related to proceeds from exercises of stock options and shares issued under the Celebrate Express employee stock purchase plan, partially offset by principal payments on capital lease obligations.
The following table summarizes our contractual obligations as of November 30, 2006 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years
	(in thousands)
Description of Contractual Obligations:
Operating lease obligations	$1,259	$717	$522	$20

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
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for our fiscal year ending May 31, 2008. The Company is currently evaluating the impact of FIN 48 on its results of operations and financial condition.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of our 2007 fiscal year, May 31, 2007 and allows a one-time transitional cumulative effect adjustment to beginning retained earnings as of June 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We are currently evaluating the impact of adopting SAB 108 on our consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a common definition for fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. We will apply this guidance beginning June 1, 2008. We do not expect that the adoption of this statement will have a material impact on our results of operations or financial condition.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly rated securities. As of November 30, 2006, we held short-term investments that have a maturity date of three months or less at the time of purchase, and consist primarily of money market accounts and commercial paper. Because of the short-term nature of our investments, we believe that our exposure to market rate fluctuations on those investments is minimal. On November 30, 2006, we had no long-term or short-term bank debt outstanding.
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
We have reviewed our internal controls over financial reporting and have made no changes during the quarter ended November 30, 2006 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred net losses in recent quarters and may not be able to return to or sustain profitably in the future.
     In the three months periods ended August 31, 2006, May 31, 2006 and February 28, 2006 we had net losses of $326,000, $324,000 and $398,000, respectively. Although we were profitable in the three month period ended November 30, 2006, we expect to have either a net loss or small profit for fiscal 2007. While we were profitable from fiscal 2004 through fiscal 2006, prior to that we have had a history of losses. We may incur losses again in future fiscal years, especially if we introduce new brands or products, make investments in our systems or infrastructure, or continue to have difficulties in our distribution center. We expect our operating expenses to increase in the future, as we, among other things:
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
     On August 21, 2006, we announced that we engaged an investment banker to assist us in a review of our strategic alternatives, including a possible sale of the company. As this review is ongoing, we are uncertain as to what strategic alternatives may become available to us, whether we will elect to pursue any such strategic alternatives, or what impact any particular strategic alternative will have on our stock price if pursued. There are various uncertainties and risks relating to our exploration of strategic alternatives, including:
•	exploration of strategic alternatives may distract management and disrupt operations, which could have a material adverse effect on our operations and financial results;

•	we may not be able to successfully achieve the benefits of any strategic alternative undertaken by us;

•	the process of exploring strategic alternatives may be time consuming and expensive and may result in the loss of business opportunities; and

•	perceived uncertainties as to our future direction may result in increased difficulties in recruiting and retaining employees, particularly senior management.
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
     Our performance is substantially dependent on the services of our senior management and other key personnel, particularly, Kevin Green, our president and chief executive officer, Darin White, our vice president finance and Dennis Everhart, our vice president of operations. Several of our former officers, including Michael Jewell, former president and chief executive officer, and our executive vice president operations, chief marketing and merchandising officer, and vice president of information systems departed from Celebrate Express in the recent past. These departures have had an adverse impact on our operations and financial results. We have recently hired a vice president of operations and vice president of information technology. However, we cannot assure you that these new senior executives will successfully integrate with the company or that the prior or continuing absence of senior management will not adversely impact our business, financial condition and results of operations. Recruiting new senior management has taken longer than we would have anticipated, and we expect that recruiting and retention will continue to be difficult and more expensive given our recent announcement concerning exploration of strategic alternatives.

     Our performance also depends on our ability to retain and motivate our officers and key employees. We do not have employment agreements with our senior executives or other key personnel except Messrs. Green and White. The loss of the services of Messrs. Green or White or any of our other senior executives or key employees for any reason could harm our business, financial condition and operating results. Our future success also depends on our ability to identify, attract, hire, train, retain, and motivate senior management and other technical, managerial, editorial, merchandising, marketing, and customer support personnel. Competition for such personnel is intense and we cannot assure you that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel.
  Failure to successfully manage our fulfillment and distribution operations could cause us to incur increased costs or lose customers.
     Our fulfillment and distribution operations are located in Greensboro, North Carolina. These operations are critical to the cost-effective and efficient fulfillment and shipment of customer orders. We are making modifications to our distribution center to accommodate more streamlined distribution procedures. The Company has incurred higher than anticipated costs in implementing these procedures, as well as, higher fulfillment costs related to the Company’s transition to a more automated order picking process. As a result, for the first six months of fiscal 2007, fulfillment costs increased to 13.2% of net sales, compared with 11.7% in the same period last year. These increased costs contributed significantly to our net loss in the first quarter of fiscal 2007, and in the third and fourth quarters of fiscal 2006. We expect that we will continue to incur higher expenses and additional costs throughout fiscal 2007 as we make further improvements in our fulfillment and distribution operations. We have also observed some erosion in the repeat buying rates of our customers, which we attribute partially to the distribution center problems we have experienced over the past year. Failure to correct the issues in our distribution facility, or to successfully implement the new distribution processes, could continue to result in delays in fulfillment and shipment of customer orders, which will in turn increase our costs more than we anticipate and might hurt our reputation and discourage repeat sales. If we are unable to successfully remedy our fulfillment difficulties or manage our fulfillment and distribution operations, we could also incur increased costs to fulfill customer orders for longer than anticipated which may delay our return to profitability, or we may be required to find one or more parties to provide these services for us.
     The lease at our Greensboro fulfillment center expires in August 2007, and we are currently evaluating our facility options, including whether to renew or extend this lease or move to a larger facility in the Greensboro area. Moving to a new facility will require us to commit substantial financial, operational and technical resources. If we cannot successfully manage the move to a larger distribution center, we could experience increased expenses and lower customer satisfaction. If we choose to remain in our current facility, we will still need to commit substantial resources to improve our fulfillment and distribution operations. If we are unsuccessful in addressing these risks and uncertainties, our business, financial condition and results of operations may be harmed.
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
     Our financial performance depends on our ability to purchase our products in sufficient quantities at competitive prices. We purchase our products from over 250 foreign and domestic manufacturers and distributors. We have no long-term purchase contracts with any of these suppliers, and therefore, have no contractual assurances of continued supply, access to products or favorable pricing. Any vendor could increase prices or discontinue selling to us at any time. The lack of long-term contracts also exposes us to increased risks associated with changes in local economic conditions, trade issues and foreign currency fluctuations. In the quarter ended November 30, 2006, products supplied by our ten largest suppliers represented approximately 48.1% of inventory purchases, with our largest supplier representing 10.4%. If we are unable to maintain these supplier relationships, our ability to offer high-quality, favorably-priced products to our customers may be impaired, and our sales and gross margins could decline.
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
     If any of the products that we sell causes harm or damages to any of our customers or other individuals, we could be vulnerable to product liability claims. We have in the past recalled, and may in the future recall, products that we sold. Although we maintain insurance against product liability claims, our coverage may be inadequate to cover any liabilities we may incur. We also work with experts to test some of our products for safety compliance, but our tests may not identify all potential product defects before products are sold. Even if we successfully defend ourselves against product liability claims, we could be forced to spend a substantial amount of money in litigation expenses, our management could be required to spend valuable time in the defense against these claims, we could be required to remove products from inventory, and we could suffer adverse publicity about the safety and fitness of our products, any of which could harm our business.
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
     Our ability to provide high-quality service depends on the efficient and uninterrupted operation of our computer and communications systems. Our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, design defects, vandalism, denial-of-service attacks and similar events. Our website has experienced system interruptions from time to time and could experience periodic system interruptions in the future. We do not have a formal disaster recovery plan or alternate providers of web hosting services, and a power outage at our data center could mean the temporary loss of the use of our websites. Our business interruption insurance may not adequately compensate us for the associated losses. Any system failure or security breach that causes an interruption in service or decreases the responsiveness of our customer support center or websites could impair our reputation, damage our brands and cause a decrease in sales.
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
     For the quarter ended November 30, 2006, our online sales represented approximately 73% of our total sales. Our future sales and profits are substantially dependent upon the continued use of the Internet as an effective medium of business and communication by our customers. Internet use may not continue to develop at historical rates and consumers may not continue to use the Internet and other online services as a medium for commerce. Highly-publicized failures of some online retailers in meeting consumer demands could result in consumer reluctance to adopt the Internet as a means for commerce, and thereby damage our reputation and brands and reduce our revenues and results of operations.

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
Our failure to address risks associated with credit card fraud and bad debt could damage our reputation, brands and results of operations.
     Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. We do not currently carry insurance against this risk. To date, we have experienced minimal losses from credit card fraud, but we face the risk of significant losses from this type of fraud as our net sales increase. We have also instituted a promotional offer which allows customers to purchase products from us with the associated billing to their credit card occurring on a predetermined date in the future, generally within 90 days of the purchase date. We are currently assuming the credit risk associated with the delayed collection of funds for this customer offer. Losses incurred from fraudulent transactions or bad debt associated with the extension of credit to our customers could impair our results of operations. In addition, any failure to adequately control fraudulent credit card transactions could damage our reputation and brands, and reduce our sales.
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
     We have based our policies for sales and use tax collection on our interpretation of certain decisions of the U.S. Supreme Court that restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made through catalogs or over the Internet. However, implementation of the restrictions imposed by these Supreme Court decisions is subject to interpretation by state and local taxing authorities. While we believe that these Supreme Court decisions currently restrict state and local taxing authorities outside the states of North Carolina and Washington from requiring us to collect sales and use taxes from purchasers located within their jurisdictions, taxing authorities outside of North Carolina and Washington could disagree with our interpretation of these decisions. Moreover, a number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales. If any state or local taxing jurisdiction were to disagree with our interpretation of the Supreme Court’s current position regarding state and local taxation of Internet sales, or if any of these initiatives were to address the Supreme Court’s constitutional concerns and result in a reversal of its current position, we could be required to collect sales and use taxes from purchasers located in states other than North Carolina and Washington. The imposition of additional tax obligations on our business by state and local governments could create significant administration burdens for us, decrease our future sales and harm our cash flow and operating results.
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
     If our shareholders sell substantial amounts of common stock in the public market, or if the market perceives that these sales may occur, the market price of our common stock may decline. We have registered all shares of common stock that we may issue under our employee benefits plans. As a result, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. The holders of a significant portion of our common stock have rights, subject to some conditions, to require us to file registration statements covering the resale of their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. These registration rights of our shareholders could impair our ability to raise capital by depressing the price at which we could sell our common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 19, 2004, the Company’s registration statement on Form S-1 (Registration No. 333-117459) was declared effective for the Company’s initial public offering. Net proceeds to the Company after all expenses was approximately $34 million. From the effective date of the registration statement through November 30, 2006, the Company has used the net proceeds from the offering for repayment of the Company’s $5.0 million term loan and for working capital. The remaining proceeds from the offering are invested in commercial paper, auction rate securities and money market securities.
Item 4. Submission of Matter to a Vote of Securityholders.
The following is a description of matters submitted to a vote of our shareholders at an annual meeting of shareholders held on October 19, 2006:
A.   Kevin A. Green, Stephen Roseman, Estelle DeMuesy and Kenneth H. Shubin Stein were elected as directors to hold office until the annual meeting of shareholders in the expiration year detailed below and until their successors are elected and qualified. Votes cast for and votes withheld with respect to each nominee were as follows:

	New Term	Votes	Votes
	Expiration	For	Withheld
Kevin A. Green	2008	7,567,858	109,028

Stephen Roseman	2008	7,562,599	114,287

Estelle DeMuesy	2009	7,568,298	108,287

Kenneth H. Shubin Stein	2009	7,562,599	114,287
Under the terms of a Settlement Agreement dated August 17, 2006 (the “Settlement Agreement”), the Company agreed, among other things, to nominate Ms. DeMuesy, Mr. Green, Dr. Shubin Stein and Mr. Roseman (the “Slate”) for election to the board of directors at the 2006 annual meeting of shareholders, and prepare and distribute proxy materials that recommend, support and solicit proxies for the election of the Slate. The Settlement Agreement also provided that Dr. Shubin Stein and Mr. Roseman and their respective affiliates would immediately and irrevocably withdraw their board nominees and their proxy solicitation. A more complete description of the terms of the Settlement Agreement may be found in the Company’s Proxy Statement on Schedule 14A filed with the SEC on September 18, 2006.
B.    A brief description of the one other matter presented by the board of directors to be voted upon at the annual meeting and the votes cast for, votes cast against, abstentions and broker non-votes as to such matter follows:

	Votes	Votes		Broker
	For	Against	Abstained	Non-votes
Proposal to ratify the selection of Grant Thornton LLP as Celebrate Express’ independent registered public accounting firm for the year ending May 31, 2007.	7,674,600	—	2,286	—
C.    A brief description of the matters presented by shareholders of the Company at the annual meeting to be voted upon by the shareholders of the Company and the votes cast for, votes cast against, abstentions and broker non-votes as to each such matter follows:

			Abstained/
	Votes	Votes	Broker Non-
	For	Against	votes*
Proposal to adopt a shareholder resolution requesting that the board of directors take the necessary steps to declassify the board of directors, starting with the annual meeting of shareholders to be held in 2007.	1,181,121	1,059,993	—

Proposal to adopt a shareholder resolution requesting that the board of directors take the necessary steps to amend the Company’s Bylaws and Articles of Incorporation to permit removal of directors without cause.	1,181,121	1,059,993	—

Proposal to adopt a shareholder resolution requesting that the board of directors take the necessary steps to amend the Company’s Articles of Incorporation and Bylaws to allow shareholders owning at least 10% of the outstanding common stock of the Company the right to call special meetings of shareholders.	1,181,121	1,059,993	—

Proposal to adopt a shareholder resolution requesting that the board of directors take the necessary steps to amend the Company’s Bylaws to allow shareholders to alter, amend and repeal the Company’s Bylaws or adopt new Bylaws.	1,181,121	1,059,993	—

* No proxies were voted and there were no abstentions or broker non-votes. All votes cast for and against the shareholder proposals were by shareholders present in person at the annual meeting.

Item 6. Exhibits.

Exhibit No.	Description
3.1(1)	Amended and Restated Articles of Incorporation of Celebrate Express, Inc.

3.2(2)	Articles of Amendment of the Amended and Restated Articles of Incorporation of Celebrate Express, Inc. (Series A Participating Preferred Stock).

3.3(1)	Amended and Restated Bylaws of the Celebrate Express, Inc.

3.4(3)	Amendments to Sections 2.1, 2,2 and 3.3 of the Amended and Restated Bylaws of Celebrate Express, Inc.

3.5(4)	Amendments to Sections 3.9 and 11.1 of the Amended and Restated Bylaws of Celebrate Express, Inc.

4.1(1)	Specimen Common Stock Certificate.

4.2(1)	Amended and Restated Investor’s Rights Agreement dated November 15, 2001, by and among Celebrate Express, Inc. and the investors named therein.

4.3(2)	Preferred Shares Rights Agreement, dated July 25, 2005.

4.4(2)	Form of Preferred Shares Rights Certificate.

10.1	Employment offer letter with Ms. Beth Sommers, dated November 27, 2006.

10.2	Lease Amendment No. 6 between Registrant and Queen Investment Company, LLC, dated May 31, 2005.

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-117459), as amended, initially filed with the Securities and Exchange Commission on July 16, 2004.

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2006.

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2006.

(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELEBRATE EXPRESS, INC.

Date: January 12, 2007	By:	/s/ Kevin A. Green Kevin A. Green
Chief Executive Officer and President
(Principal Executive Officer)

Date: January 12, 2007	By:	/s/ Darin L. White Darin L. White
Vice President, Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Articles of Incorporation of Celebrate Express, Inc.

3.2(2)	Articles of Amendment of the Amended and Restated Articles of Incorporation of Celebrate Express, Inc. (Series A Participating Preferred Stock).

3.3(1)	Amended and Restated Bylaws of the Celebrate Express, Inc.

3.4(3)	Amendments to Sections 2.1, 2,2 and 3.3 of the Amended and Restated Bylaws of Celebrate Express, Inc.

3.5(4)	Amendments to Sections 3.9 and 11.1 of the Amended and Restated Bylaws of Celebrate Express, Inc.

4.1(1)	Specimen Common Stock Certificate.

4.2(1)	Amended and Restated Investor’s Rights Agreement dated November 15, 2001, by and among Celebrate Express, Inc. and the investors named therein.

4.3(2)	Preferred Shares Rights Agreement, dated July 25, 2005.

4.4(2)	Form of Preferred Shares Rights Certificate.

10.1	Employment offer letter with Ms. Beth Sommers, dated November 27, 2006.

10.2	Lease Amendment No. 6 between Registrant and Queen Investment Company, LLC, dated May 31, 2005.

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.3	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-117459), as amended, initially filed with the Securities and Exchange Commission on July 16, 2004.

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2006.

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2006.

(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2006.