Form 10-Q
period 2007-02-28
CELEBRATE EXPRESS, INC.
filed 2007-04-13
CIK 1100124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of March 30, 2007, there were 7,919,931 shares of the registrant’s common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CELEBRATE EXPRESS, INC.
BALANCE SHEETS

	February 28, 2007	May 31, 2006
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$32,080,512	$31,326,804
Accounts receivable	1,285,103	338,772
Inventories	8,185,181	8,333,503
Prepaid expenses	4,136,359	4,097,548
Deferred income taxes	292,992	399,627

Total current assets	45,980,147	44,496,254

Fixed assets, net	4,156,748	4,662,439
Deferred income taxes	8,175,615	7,939,639
Other assets, net	101,363	101,892

Total assets	$58,413,873	$57,200,224

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,426,309	$3,151,082
Accrued liabilities	4,415,988	3,971,903

Total current liabilities	6,842,297	7,122,985

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $0.001 par value and additional paid-in capital - authorized, 10,000,000 shares; issued and outstanding, 7,881,859 shares at February 28, 2007; 7,785,899 shares at May 31, 2006	66,671,727	65,495,253
Unearned stock-based compensation	—	(213,206)
Accumulated deficit	(15,100,151)	(15,204,808)

Total shareholders’ equity	51,571,576	50,077,239

Total liabilities and shareholders’ equity	$58,413,873	$57,200,224

CELEBRATE EXPRESS, INC.
STATEMENTS OF INCOME
(unaudited)

	Three months ended		Nine months ended
	February 28,	February 28,	February 28,	February 28,
	2007	2006	2007	2006

Net sales	$16,680,660	$18,786,068	$65,133,891	$62,842,829
Cost of sales (1)	7,582,273	9,787,722	31,719,268	31,817,603

Gross margin	9,098,387	8,998,346	33,414,623	31,025,226

Operating expenses:
Fulfillment (1)	2,495,112	3,001,131	8,906,764	8,169,170
Selling and marketing (1)	4,714,073	4,926,850	17,783,541	15,351,628
General and administrative (1)	2,490,987	2,008,214	7,733,552	6,074,608
Severance and related expenses	—	—	—	1,178,978

Total operating expenses	9,700,172	9,936,195	34,423,857	30,774,384

Income (loss) from operations	(601,785)	(937,849)	(1,009,234)	250,842

Other income, net;
Interest income, net	400,004	322,619	1,209,638	868,517

Net income (loss) before income taxes	(201,781)	(615,230)	200,404	1,119,359

Income tax benefit (expense)	64,403	216,832	(95,747)	(390,534)

Net income (loss)	$(137,378)	$(398,398)	$104,657	$728,825

Net income (loss) per share:
Basic	$(0.02)	$(0.05)	$0.01	$0.10

Diluted	$(0.02)	$(0.05)	$0.01	$0.09

Weighted average shares outstanding:
Basic	7,858,484	7,727,740	7,821,698	7,638,034

Diluted	7,858,484	7,727,740	7,950,782	7,937,127

(1) Stock-based compensation is included in the expense line items above in the following amounts:

Cost of Sales	$8,569	$4,794	$26,726	$14,850
Fulfillment	15,740	4,902	46,943	14,706
Selling and marketing	43,349	5,930	148,133	47,026
General and administrative	284,218	17,688	741,667	49,666

	$351,876	$33,314	$963,469	$126,248

CELEBRATE EXPRESS, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Common stock and				Total
	additional paid-in-capital		Unearned	Accumulated	shareholders
	Shares	Amount	compensation	deficit	equity
BALANCE—May 31, 2006	7,785,899	$65,495,253	($213,206)	($15,204,808)	$50,077,239

Exercise of common stock options and issuance of restricted stock	93,642	196,404			196,404
Issuance of common stock in connection with employee stock purchase plan	2,318	24,524			24,524
Tax effect of stock option exercises		205,283			205,283
Stock-based compensation		963,469			963,469
Reversal of unearned compensation		(213,206)	213,206
Net income				104,657	104,657

BALANCE—February 28, 2007	7,881,859	$66,671,727	$—	($15,100,151)	$51,571,576

CELEBRATE EXPRESS, INC.
STATEMENT OF CASH FLOWS
(unaudited)

	Nine months ended
	February 28, 2007	February 28, 2006
Cash flows from operating activities:
Net income	$104,657	$728,825
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	75,942	345,425
Depreciation and amortization	1,182,184	884,889
Stock-based compensation	963,469	126,248
Excess tax benefit from exercise of stock options	(205,283)	—
Changes in operating assets and liabilities:
Accounts receivable	(946,331)	(17,031)
Inventories	148,322	(1,577,675)
Prepaid expenses and other assets	(38,811)	(988,611)
Accounts payable	(724,773)	1,363,605
Accrued liabilities	444,085	2,639,869

Net cash provided by operating activities	1,003,461	3,505,544

Cash flows from investing activities:
Payments for purchases of fixed assets	(675,964)	(2,240,943)

Net cash used in investing activities	(675,964)	(2,240,943)

Cash flows from financing activities:
Principal payments on capital lease obligations	—	(15,403)
Proceeds from shares issued under the employee stock purchase plan	24,524	53,872
Proceeds from exercise of stock options	196,404	343,804
Excess tax benefit from exercise of stock options	205,283	—

Net cash provided by financing activities	426,211	382,273

Net increase in cash and cash equivalents	753,708	1,646,874

Cash and cash equivalents:
Beginning of year	31,326,804	30,768,694

End of year	$32,080,512	$32,415,568

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$437

Supplemental disclosures of noncash financing activities:
Cancellation of unvested stock options	—	$351,408
Tax effect of stock option exercises	—	931,697

1. Organization of Business and Summary of Significant Accounting Policies
     Description of Business — Celebrate Express, Inc. (the “Company”), a Washington corporation, is a provider of celebration products for families with young children, via the Internet and catalogs. The Company operates two brands, Birthday Express and Costume Express, which respectively offer children’s party products, and children’s and family costumes and accessories. The Company has continued to wind down the operations of its Storybook Heirlooms brand, which began in the first quarter of fiscal 2007 and is expected to be complete in the fourth quarter of fiscal 2007.
     Basis of Presentation — Management has prepared the accompanying financial statements in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities Exchange Commission. The financial information as of February 28, 2007 and for the three and nine-month periods ended February 28, 2007 and February 28, 2006 is unaudited. In the opinion of management, such information contains all adjustments, consisting of normal, recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for such interim periods are not necessarily indicative of the expected results of operations for the full fiscal year. These financial statements and related notes should be read in connection with the Company’s Notes to Financial Statements contained in the Company’s Annual Report on Form 10-K filed for the year ended May 31, 2006. The balance sheet at May 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
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
     In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 06-03, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. The Company will adopt this issue for the quarter ended May 31, 2007. The Company collects amounts from customers, which under common trade practices are referred to as sales taxes, and records these amounts on a net basis. The Company has no intention of modifying this accounting policy; therefore, the adoption of EITF 06-03 will not have any effect on the Company’s financial statements.
     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective as of June 1, 2007. The Company is currently evaluating the impact of FIN 48 on its results of operations and financial condition.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of our 2007 fiscal year, May 31, 2007 and allows a one-time transitional cumulative effect adjustment to beginning retained earnings as of June 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We plan to adopt SAB 108 on May 31, 2007 and although we are still evaluating the impact of adoption, we estimate that our cumulative effect adjustment to decrease beginning retained earnings as of June 1, 2006 will be between approximately $250,000 and $350,000.
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
     The components of inventories were as follows:

	February 28, 2007	May 31, 2006
Finished goods	$7,813,487	$7,986,237
Raw materials	371,694	347,267

	$8,185,181	$8,333,504

3. Income Per Share
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
     The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Net income (loss)	$(137,378)	$(398,398)	$104,657	$728,825
Weighted average common shares outstanding	7,858,484	7,727,740	7,821,698	7,638,034
Basic net income (loss) per share	$(0.02)	$(0.05)	$0.01	$0.10

Common share equivalents:
Dilutive effect of common stock options	—	—	129,084	299,093

Weighted average common shares and common share equivalents	7,858,484	7,727,740	7,950,782	7,937,127
Diluted net income (loss) per share	$(0.02)	$(0.05)	$0.01	$0.09

     The following is a summary of the weighted average securities during the respective periods that have been excluded from the calculation because the effect would be antidilutive:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Restricted stock	5,886	—	1,003	—
Common stock options	601,961	532,351	602,783	160,295
4. Brand Revenues
     The following table provides detail of our revenues by brand:

	Three months ended		Nine months ended
	February 28,		February 28,
	2007	2006	2007	2006
Birthday Express	$15,694,759	$15,971,252	$49,528,409	$47,212,349

Storybook Heirlooms	467,048	2,531,872	2,150,655	6,252,936
Costume Express	338,945	282,944	13,066,015	9,377,544

Total Revenue	$16,500,752	$18,786,068	$64,745,079	$62,842,829

In the three and nine-month periods ended February 28, 2007 the Company also had $180,000 and $389,000 in other revenue, respectively.
5. Stock Based Compensation
     Equity Incentive Plan — Our 2004 Amended and Restated Equity Incentive Plan (the “2004 Plan”) permits the grant of options to directors, officers, employees, consultants, and advisors. Options may be either incentive stock options or nonqualified stock options. The 2004 Plan also permits the grant of stock bonuses and rights to purchase restricted stock. There were 344,210 shares remaining for future grant under the Plan as of February 28, 2007. Generally, options vest at the rate of 25% on the first anniversary of the grant and 25% each successive year until fully vested. Options granted under the 2004 Plan are exercisable over a period of time, generally either 7 or 10 years, designated by the Board and are subject to other terms and conditions as determined by the Board. When a stock award expires or is terminated before it is exercised, the shares become available for issuance under the 2004 Plan.
     Employee Stock Purchase Plan — Effective in October 2004, the Company adopted an Employee Stock Purchase Plan (the “ESPP”). Eligible employees may purchase common stock for a purchase price per share that is equal to 85% of the fair market value of a share on the offering date for the applicable offering period, or if lower, the fair market value of a share on the applicable purchase date in such a period. During the three and nine month periods ended February 28, 2007, employees purchased 2,318 shares of our common stock under the ESPP in exchange for approximately $25,000.
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
     Effective June 1, 2006, we adopted the fair value recognition provisions of FAS 123R using the modified-prospective-transition method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. Under the modified-prospective-transition method, compensation cost recognized in fiscal 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of June 1, 2006, which is based on the grant date fair value estimated in accordance with the original provisions of FAS 123, recognized over the vesting period of the underlying options, (b) compensation cost for all share-based payments granted after June 1, 2006, which is based on the grant-date fair value estimated in accordance with the provisions of FAS 123R, recognized over the requisite service period of the award on a straight-line basis, and (c) compensation cost for shares issued under the ESPP, which is based on the fair value estimated in accordance with the provisions of FAS 123R and is not considered material to our overall financial statements. In accordance with the modified-prospective-transition method, results for the three and nine —month periods ended February 28, 2006 have not been restated to reflect, and do not include, the impact of FAS 123R.
Determining Fair Value
     We calculate the fair value of our stock options granted to employees using the Black-Scholes option pricing model using the single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The following weighted-average assumptions were used to compute fair value of the stock options granted for the three- and nine-month periods ended February 28, 2007 and February 28, 2006:

	Three months ended		Nine months ended
	February 28,		February 28,
	2007	2006	2007	2006
Expected volatility	47.2%	55.9%	58.9%	56.1%
Expected term (in years)	4.6	4.0	5.7	3.7
Risk-free interest rate	4.8%	4.4%	5.1%	4.2%
Expected dividend	0%	0%	0%	0%
Weighted-average fair value	$5.34	$6.71	$7.08	$6.28
     Expected Volatility. Our computation of expected volatility for the first nine months of fiscal 2007 is based on the historical volatility of our common stock. For options granted prior to November 2006, we also considered the experience of what we believe are peer companies based on the similar nature of our industry and option plan characteristics. We used a volatility factor that considers the historical experience of these peer companies using a period commensurate with the expected life of the award.
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
     Expected Dividend. A dividend yield of 0% was considered appropriate as we had not issued any dividends as of February 28, 2007.
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
Stock Compensation Expense
     We recognized stock-based compensation totaling $352,000 and $964,000 for the three and nine-month periods ended February 28, 2007. Our incremental stock-based compensation expense resulting from the adoption of FAS 123R totaled $307,000 and $830,000 for the three and nine-month periods ended February 28, 2007, which excludes stock-based compensation of $45,000 and $134,000 that would have been recognized prior to adoption for options granted with an exercise price below the market value on the date of grant. The adoption of FAS 123R decreased our quarter-to-date and year-to-date net income by $209,000 and $433,000 and our diluted net income per share by $0.03 and $0.05. As required by FAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. Prior to June 1, 2006, we recognized stock-based compensation under the provisions of APB 25 for options granted with exercise prices below market value on the date of grant. Such compensation expense totaled $33,000 and $126,000 for the three and nine-month periods ended February 28, 2006, respectively.
     As of February 28, 2007, the total compensation cost related to unvested options and restricted stock units granted to employees totaled $3.2 million, inclusive of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of 1.6 years and will be adjusted for actual forfeitures.
Stock Option Activity
Additional information regarding options outstanding as of February 28, 2007 is as follows:

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic Value
	Shares	price	term	(in thousands)
Outstanding at June 1, 2006	512,260	$9.33
Granted	458,240	12.14
Exercised	(89,542)	2.28
Cancelled or expired	(96,816)	13.18

Outstanding at February 28, 2007	784,142	11.25	8.08	$924

Exercisable at February 28, 2007	214,821	8.26	6.55	$878

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of our common stock for the shares subject to options that were in-the-money at February 28, 2007.
     Certain employees have been granted restricted stock unit awards pursuant to the 2004 Plan. In fiscal 2006, a total of 10,600 shares were granted and were valued at the closing stock price of $11.98 on the date of grant. In fiscal 2007, an additional 2,000 shares were granted and were valued at the closing stock price of $13.07 on the date of grant. During the nine month period ended February 28, 2007, 4,725 shares vested and 2,900 shares were forfeited. As of February 28, 2007 there were 4,975 shares outstanding and unvested.
Pro-forma Disclosures
     The following table illustrates the effect on net income (loss) and net income (loss) per share had we applied the fair value recognition provisions of FAS 123 to options granted under the 2004 Plan and ESPP for all periods presented prior to June 1, 2006.

	Three Months Ended	Nine Months Ended
	February 28, 2006	February 28, 2006
Net income (loss), as reported	$(398,398)	$728,825

Add: Stock-based employee compensation expense, as reported	$33,314	$126,248
Deduct: Stock-based employee compensation expense determined under the fair-value-based method	(113,305)	(336,158)

Pro forma net income (loss)	$(478,389)	$518,915

Total weighted average shares outstanding in computing pro forma net income per share
Basic	7,727,740	7,638,034
Diluted	7,727,740	7,940,670

Net income (loss) per share:
Basic — as reported	$(0.05)	$0.10

Diluted — as reported	$(0.05)	$0.09

Basic — SFAS No. 123 pro forma	$(0.06)	$0.07

Diluted — SFAS No. 123 pro forma	$(0.06)	$0.07

Disclosure for the three and nine-month periods ended February 28, 2007 is not presented because stock-based payments were accounted for under the fair value method of FAS 123R during this period.
6. Contingencies
On April 10, 2007 we received a complaint from a previously engaged software supplier alleging breach of contract. In their prayer for relief, the plaintiffs seek monetary damages of $185,000. We are reviewing the complaint and dispute the allegations. We intend to defend ourselves vigorously in this matter.
7. Subsequent Event
On March 15, 2007 the Company announced that its Board of Directors declared a special one-time cash dividend of $1.25 per share payable on April 26, 2007 to shareholders of record on April 12, 2007. The dividend payout will total approximately $10 million based on the current shares outstanding.
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
To date, we have derived our revenue primarily from the sale of party related products from our Birthday Express website and catalog. For the three months ended February 28, 2007, we generated $16.7 million in net sales, a decrease of 11.2% from $18.8 million in the three months ended February 28, 2006. Our gross margin as a percentage of sales increased to 54.5% in the three months ended February 28, 2007 from 47.9% in the three months ended February 28, 2006. For the nine months ended February 28, 2007, we generated $65.1 million in net sales, an increase of 3.7% from $62.8 million in the nine months ended February 28, 2006. Our gross margin as a percentage of sales increased to 51.3% in the nine months ended February 28, 2007 compared with 49.4% in the nine months ended February 28, 2006. For the three-month period ended February 28, 2007, our net loss before income taxes was $202,000; compared with a loss of $615,000 in the three month period ended February 28, 2006. For the nine month period ended February 28, 2007 net income before taxes was $200,000 compared with net income before taxes of $1.1 million in the nine-month period ended February 28, 2006.
Comparison of Three Months Ended February 28, 2007 and February 28, 2006
Net Sales
Our net sales are comprised of product sales and shipping revenue. Net sales decreased 11.2% to $16.7 million in the three months ended February 28, 2007 from $18.8 million in the three months ended February 28, 2006. This decrease was driven by a decline in revenue from our Storybook Heirlooms brand of $2.1 million from the prior year, as we continued the wind down of this brand which is expected to be complete by the end of fiscal 2007. Total spending for both online and offline direct marketing efforts was $3.9 million during the third quarter of fiscal 2007, which is consistent with the $3.9 million also spent in the third quarter of fiscal 2006. The decrease in net sales in the three months ended February 28, 2007 over the same period in 2006 reflects a decrease of approximately 8.3% in the number of orders shipped, which fell to approximately 206,000 orders in the three months ended February 28, 2007 from approximately 225,000 orders in the three months ended February 28, 2006. Net sales per order for the three months ended February 28, 2007 was $80.15, compared with net sales per order of $83.69 for the three months ending February 28, 2006. This decrease in net sales per order was due in part to our Storybook Heirlooms brand. The net sales per order for Storybook Heirlooms was $74.64 during the quarter ended February 28, 2007, compared with $98.46 during the same quarter in the prior year due primarily to significant sales at discounted prices during the quarter just ended in an effort to liquidate the inventory of that brand. Net sales per order for Birthday Express also decreased 1.6% to $80.57 in the quarter ended February 28, 2007, compared with $81.89 during the same quarter in the prior year due primarily to less units purchased per order. We added approximately 118,000 new customers to our database during the third quarter, compared with 128,000 new customers added in the same quarter last year, a decrease of 7.5%. This is consistent with a decrease in direct marketing expenses to new customers during the quarter of approximately 7.7%. Revenue from our repeat customers represented approximately 44% of revenue during the three months ended February 28, 2007 compared with 45% during the three months ended February 28, 2006. Birthday Express net sales decreased to $15.7 million in the third quarter of fiscal 2007 from $16.0 million in the third quarter of fiscal 2006, a decrease of approximately 2%. Costume Express net sales, which were not a significant portion of revenue in the third quarter, increased to $339,000 in the third quarter of fiscal 2007 from $283,000 in the third quarter of fiscal 2006, an increase of approximately 20%. Revenue from our Storybook Heirlooms brand decreased to $467,000 in the third quarter of fiscal 2007, compared with $2.5 million in the third quarter of fiscal 2006. In June 2006, we announced that we were beginning an orderly wind-down of our Storybook Heirlooms brand and we expect to have completed the wind-down in the fourth quarter of fiscal 2007. Throughout the remainder of fiscal 2007, our year-over-year revenue growth will be impacted by this decision. The Storybook Heirlooms brand accounted for $2.8 million of our net revenue in the fourth quarter of fiscal 2006, and we expect that it will be substantially less than this amount in the fourth quarter of fiscal 2007.
Gross Margin
Our gross margin consists of net sales less cost of sales. Our cost of sales consists primarily of product costs, costs associated with our in-house production facility, including wages and depreciation, design and production costs for our costume brands, shipping costs, and packaging materials for outbound shipments. Gross margin increased 1.1% to $9.1 million in the three months ended February 28, 2007 from $9.0 million in the three months ended February 28, 2006. Our gross margin as a percentage of net sales was 54.5% in the three months ended February 28, 2007, compared with 47.9% in the three months ended February 28, 2006. The increase in gross margin as a percentage of net sales was due in part to a shift in the mix of our revenue away from our lower margin Storybook Heirlooms brand. The increase is also due in part to the recognition of $180,000 of advertising revenue from our websites during the third quarter of fiscal 2007, which had no corresponding cost of goods sold. No advertising revenue was recorded in the third quarter of fiscal 2006. Our gross margin also includes the cost of shipping packages to our customers. In the third quarter of the prior year, our gross margin was impacted by increases in outbound shipping charges due to our upgrading orders at its expense to ensure that packages arrived at the customers’ homes when promised. We were not impacted as significantly by such upgrade charges in the current quarter ended February 28, 2007. This reduction in orders shipped via expedited delivery was due primarily to consistent, timely shipping of packages from our distribution center in the quarter just ended. We have also benefited from lower fuel surcharges related to outbound delivery costs compared with the prior year. Partially offsetting these benefits, however, has been increases in the outbound shipping rates charged by our third party carriers. Further increases in these costs will have an impact on our gross margin. We are also testing a number of promotions and offers to our customers. Depending upon the outcome of these tests, and the possible expansion of these offers to a greater number of our customers, gross margin as a percentage of sales could go down. While the gross margin as a percentage of sales could be negatively impacted, continuation of these offers to our customers would be based upon increasing revenue to offset this impact.
Fulfillment
Our fulfillment expenses consist primarily of labor and other operating costs associated with our customer support centers in Kirkland, Washington and Greensboro, North Carolina and our distribution center in Greensboro, North Carolina. Our fulfillment expenses decreased 16.9% to $2.5 million in the three months ended February 28, 2007 from $3.0 million in the three months ended February 28, 2006. As a percentage of net sales, these expenses decreased to 15.0% in the three months ended February 28, 2007 from 16.0% in the three months ended February 28, 2006. This decrease is due primarily to reductions in employee costs in both our customer service center and our distribution center, achieved through increased efficiencies. Fulfillment labor and related costs decreased 20.7% in the third quarter from the same period in the prior year due to increased efficiencies in our distribution and customer service centers. This decrease was also due to the continued shift in our revenue toward internet orders which require less customer service labor. We believe that fulfillment cost as a percentage of net sales will continue to show year-over-year improvement in the fourth quarter of fiscal 2007.
Selling and Marketing
Our selling and marketing expenses consist primarily of advertising costs, wages and related payroll benefits for our internal marketing and merchandising staff. Advertising costs include online marketing efforts, print advertising and other direct marketing strategies. Online advertising costs are expensed as incurred. Prepaid direct marketing expenses consist of third-party costs including paper, printing, postage and other mailing costs and are capitalized and amortized over their expected period of future benefit, which is generally from 90 to 120 days. Selling and marketing costs decreased 4.3% to $4.7 million in the three months ended February 28, 2007 from $4.9 million in the three months ended February 28, 2006, due primarily to decreases in direct marketing costs associated with the Storybook Heirlooms brand. As a percentage of net sales, selling and marketing expenses increased to 28.3% in the three months ended February 28, 2007 from 26.2% in the three months ended February 28, 2006. The change as a percentage of net sales is due primarily to reductions in catalog response rates and net sales per order from the prior year. We have experienced increases, and are potentially subject to further increases, in our online paid search costs, paper prices and postage rates. The United States Postal Service has announced an increase in postage rates for catalog deliveries of approximately 20%. While this announced increase is not yet final, if finalized, it would have a material impact on our selling and marketing expenses. We expect that marketing will continue to be our largest operating expense line item and will increase in absolute dollars as we expand catalog circulation and on-line marketing efforts.
General and Administrative
Our general and administrative expenses consist primarily of wages and related payroll benefits for our administrative and technology employees. These expenses also include credit card fees, legal and accounting professional fees, insurance, network fees, systems depreciation, bad debt expense, and other general corporate expenses. General and administrative expenses increased 24.0% to $2.5 million in the three months ended February 28, 2007 from $2.0 million in the three months ended February 28, 2006. The change in general and administrative expenses is due primarily to increases in wages and benefits for our administrative and technology employees of $323,000, and stock compensation expense due to the adoption of SFAS123R of $267,000. These increases were partially offset by a decrease of $100,000 in credit card fees, which fluctuate with revenue changes. As a percentage of net sales, our general and administrative expenses increased to 14.9% in the three months ended February 28, 2007 from 10.7% in the three months ended February 28, 2006.
Other Income, Net
The improvement in other income to $400,000 in the three months ended February 28, 2007, compared with $323,000 in the three months ended February 28, 2006, is due primarily to increased interest rates earned on our cash and cash equivalents. On March 15, 2007, we declared a one time dividend of $1.25 per share, which is expected to total approximately $10 million based upon our estimates of the shares outstanding on the record date. As this special dividend represents approximately one-third of our cash and cash equivalents, this dividend will materially reduce our interest income in future periods.
Income Taxes
In the three months ended February 28, 2007, we recognized an income tax benefit of $64,000 on a net loss before taxes of $202,000, an effective tax rate of 31.9%. In the three months ended February 28, 2006, we recognized an income tax benefit of $217,000 based on a net loss before taxes of $615,000, an effective tax rate of 35.2%. Our final effective tax rate for the full year may be materially different than our current estimate and is highly dependent upon the level of pre-tax income or loss, the magnitude of any nondeductible expenses in relation to that pre-tax amount and various other factors.
Comparison of Nine Months Ended February 28, 2007 and February 28, 2006
Net Sales
Net sales increased 3.7% to $65.1 million in the nine months ended February 28, 2007 from $62.8 million in the nine months ended February 28, 2006. The increase in net sales is driven primarily by our expanded direct marketing efforts. These efforts included paid search, email marketing and other online marketing programs, as well as catalog circulation. The increase in net sales reflects an increase of approximately 9% in the number of orders shipped, which grew to approximately 842,000 orders in the nine months ended February 28, 2007 from approximately 770,000 orders in the nine months ended February 28, 2006. However, net sales was also impacted by a decrease in net sales per order to $76.87 in the nine months ended February 28, 2007 from $81.61 in the nine months ended February 28, 2006. Birthday Express net sales increased to $49.5 million in the nine months ending February 28, 2007 from $47.2 million in the nine months ending February 28, 2006, an increase of 4.9%. Costume Express net sales increased to $13.1 million in the nine months ending February 28, 2007 from $9.4 million in the nine months ending February 28, 2006, an increase of 39.3%. Storybook Heirlooms net sales declined to $2.1 million in the nine months ending February 28, 2007 from $6.2 million in the nine months ending February 28, 2006, a decrease of 65.6%, due to the continued wind-down of the operations of this brand.
Gross Margin
Gross margin increased 7.7% to $33.4 million in the nine months ended February 28, 2007 from $31.0 million in the nine months ended February 28, 2006 due primarily to increased sales. Our gross margin as a percentage of net sales increased to 51.3% of net sales in the nine months ended February 28, 2007 from 49.4% in the nine months ended February 28, 2006. The improvement in gross margin as a percentage of net sales is due to multiple factors. We benefited from a shift in revenue mix away from our lower margin Storybook Heirlooms brand, an improvement in outbound shipping margins and the recording of advertising revenue obtained from web advertising sources with no corresponding cost of goods sold.
Fulfillment
Our fulfillment expenses increased 9.0% to $8.9 million in the nine months ended February 28, 2007 from $8.2 million in the nine months ended February 28, 2006. As a percentage of net sales, these expenses increased to 13.7% in the nine months ended February 28, 2007 from 13.0% in the nine months ended February 28, 2006. This increase is due primarily to operational inefficiencies in our warehouse and customer service center, which were most significant in the first quarter of the current fiscal year, that led to higher labor, overtime and temporary labor costs incurred to take and ship customer orders. During the quarter ended February 28, 2007, fulfillment costs as a percentage of net sales declined from the same quarter in the prior year. Management believes that fulfillment cost as a percentage of net sales will continue to show year-over-year improvement in the fourth quarter of fiscal 2007.
Selling and Marketing
Selling and marketing costs increased 15.8% to $17.8 million in the nine months ended February 28, 2007 from $15.4 million in the nine months ended February 28, 2006. The increase in selling and marketing expenses was due primarily to catalog circulation increases and additional online advertising expenditures totaling $2.6 million. As a percentage of net sales, selling and marketing expenses increased to 27.3% in the nine months ended February 28, 2007 from 24.4% in the nine months ended February 28, 2006. The change as a percentage of net sales is due primarily to reductions in catalog response rates and average order size.
General and Administrative
General and administrative expenses increased 27.3% to $7.7 million in the nine months ended February 28, 2007 from $6.1 million in the nine months ended February 28, 2006. The change in general and administrative expenses is due primarily to increases in wages and benefits for our administrative and technology employees of $794,000, and stock compensation expense recorded as a result of the adoption of SFAS 123R of $692,000. As a percentage of net sales, our general and administrative expenses increased to 11.9% in the nine months ended February 28, 2007 from 9.7% in the nine months ended February 28, 2006.
Severance and Related Costs
Severance and related costs incurred during the nine months ended February 28, 2006 relate to employee terminations that took place on July 22, 2005. Included in the $1.2 million severance and related cost balance is approximately $985,000 in cash severance payments and related payroll taxes. The remainder of the balance is composed of legal fees incurred by the company relating to the severance negotiations and the terminated employees’ legal complaint for wrongful termination. There were no severance and related costs in the nine-month period ended February 28, 2007.

Other Income (Expense), Net
The improvement in other income to $1.2 million in the nine months ended February 28, 2007, compared with other income of $869,000 in the nine months ended February 28, 2006, is due primarily to increased interest rates earned on our cash and cash equivalents.
Income Taxes
In the nine months ended February 28, 2007, we recognized income tax expense of $96,000 on income before taxes of $200,000 for the same period based upon an effective tax rate of 47.8%. In the nine months ended February 28, 2006, we recognized income tax expense of $391,000 on income before taxes of $1.1 million for the same period based upon an effective tax rate of 34.9%. Accounting standards require us to provide for income taxes each quarter based upon either our estimate of the effective tax rate for the full year, or the actual year-to-date effective tax rate if that better reflects our annual expectation. We have used the actual year-to-date effective tax rate to provide for income taxes as it is difficult to accurately forecast a full year estimated effective tax rate based on our estimated annual pre-tax results, which are expected to be near break-even. Based upon this projection, a relatively small change in pre-tax results could cause a significant change in the estimated annual effective tax rate due to the magnitude of nondeductible expenses relative to pre-tax profit or loss. In arriving at the current 47.8% effective tax rate, we considered a variety of factors, including year-to-date pre-tax results, the U.S. federal rate of 35%, estimated annual nondeductible expenses and estimated state income taxes. We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year may be materially different than our current estimate and is highly dependent upon the level of pre-tax income or loss, the magnitude of any nondeductible expenses in relation to that pre-tax amount and various other factors.
Liquidity and Capital Resources
As of February 28, 2007 we had working capital of $39.1 million, including cash and cash equivalents of $32.1 million. On March 9, 2007, the Board of Directors declared a special one-time cash dividend of $1.25 per share payable on April 26, 2007 to shareholders of record on April 12, 2007. The dividend payout will total approximately $10 million based on the current shares outstanding. After payment of this dividend, we believe that our current cash and cash equivalents, as well as cash flows from operations, will be sufficient to continue our operations and meet our capital needs for the foreseeable future.
Net cash provided by operating activities was $1.0 million and $3.5 million for the nine months ended February 28, 2007 and 2006, respectively. Net cash provided in operating activities in the first nine months of fiscal 2007 can be attributed primarily to an increase in non-cash activities, including depreciation and stock-based compensation, and an increase in accrued liabilities. These increases were somewhat offset by an increase in accounts receivable and a decrease in accounts payable in the nine months ended February 28, 2007. Net cash provided by operating activities in the first nine months of fiscal 2006 was attributed primarily to net income and increases in accrued payables and liabilities.
Net cash used in investing activities was $676,000 and $2.2 million for the nine months ended February 28, 2007 and 2006, respectively. Cash used in investing activities in the first nine months of 2007 and 2006 was used for capital expenditures.
Net cash provided by financing activities was $426,000 and $382,000 for the nine months ended February 28, 2007 and 2006, respectively. Cash provided by financing activities in the first nine months of fiscal 2007 was primarily due to proceeds from shares issued under the Celebrate Express employee stock purchase plan, the exercise of stock options and the tax benefit associated with option exercises. Cash provided by financing activities in the first nine months of 2006 was related to proceeds from exercises of stock options and shares issued under the Celebrate Express employee stock purchase plan, partially offset by principal payments on capital lease obligations.
The following table summarizes our contractual obligations as of February 28, 2007 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years
	(in thousands)
Description of Contractual Obligations:
Operating lease obligations	$1,054	$624	$415	$15

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
Stock-based Compensation
We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123R. We use the Black-Scholes-Merton option valuation model, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term, and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these assumptions can materially affect the estimate of the fair value of employee stock options and consequently, the related amount of stock-based compensation expense recognized in the statement of operations.
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
In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 06-03, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. The Company will adopt this issue for the quarter ended May 31, 2007. The Company collects amounts from customers, which under common trade practices are referred to as sales taxes, and records these amounts on a net basis. The Company has no intention of modifying this accounting policy; therefore, the adoption of EITF 06-03 will not have any effect on the Company’s financial statements.
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective as of June 1, 2007. We are currently evaluating the impact of FIN 48 on its results of operations and financial condition.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of our 2007 fiscal year,

May 31, 2007 and allows a one-time transitional cumulative effect adjustment to beginning retained earnings as of June 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We plan to adopt SAB 108 on May 31, 2007 and although we are still evaluating the impact of adoption, we estimate that our cumulative effect adjustment to beginning retained earnings as of June 1, 2006 will be between approximately $250,000 and $350,000.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly rated securities. As of February 28, 2007, we held short-term investments that have a maturity date of three months or less at the time of purchase, and consist primarily of money market accounts and commercial paper. Because of the short-term nature of our investments, we believe that our exposure to market rate fluctuations on those investments is minimal. On February 28, 2007, we had no long-term or short-term bank debt outstanding.
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
We have reviewed our internal controls over financial reporting and have made no changes during the quarter ended February 28, 2007 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On April 10, 2007 we received a complaint from a previously engaged software supplier alleging breach of contract. In their prayer for relief, the plaintiffs seek monetary damages of $185,000. We are reviewing the complaint and dispute the allegations. We intend to defend ourselves vigorously in this matter.

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
     In the three months periods ended February 28, 2007, August 31, 2006, May 31, 2006 and February 28, 2006 we had net losses of $137,000, $326,000, $324,000 and $398,000, respectively. Although we were profitable in the nine month period ended February 28, 2007, we expect to have either a net loss or small profit for fiscal 2007. While we were profitable from fiscal 2004 through fiscal 2006, prior to that we have had a history of losses. We may incur losses again in future fiscal years, especially if we introduce new brands or products, make investments in our systems or infrastructure, or continue to have difficulties in our distribution center. We expect our operating expenses to increase in the future, as we, among other things:
•	expand into new product categories;

•	continue with our marketing efforts to build our brand names;

•	expand our customer base;

•	upgrade our operational and financial systems, procedures and controls;

•	invest in and upgrade our distribution center; and

•	retain existing personnel and hire additional personnel, including senior management.
     We may not be able to generate the required sales from our current or new product categories or reduce fulfillment and other operating expenses sufficiently to sustain or increase profitability. If we have a shortfall in sales without a corresponding reduction to our expenses, our operating results will suffer. It is possible that results of operations may be below the expectations of public market analysts and investors, which could cause the trading price of our common stock to fall.
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
     Furthermore, we have not demonstrated the ability to expand into other product categories through acquisitions. In April 2001, we acquired certain assets of Storybook Inc., a direct marketer of girls’ specialty and special occasion apparel. In February 2002, we re-launched the Storybook Heirlooms brand and the website www.Storybook.com. Revenue growth from the Storybook Heirlooms brand, however, did not meet management expectations, which in part, resulted in our decision in June 2006 to wind-down the brand.

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
     Our performance is substantially dependent on the services of our senior management and other key personnel, particularly, Kevin Green, our president and chief executive officer and Darin White, our vice president finance. Several of our former officers, including Michael Jewell, former president and chief executive officer, and our executive vice president operations, chief marketing and merchandising officer, and vice president of information systems departed from Celebrate Express in the recent past. These departures have had an adverse impact on our operations and financial results. We have recently hired a vice president of merchandising, vice president of operations and vice president of information technology. However, we cannot assure you that these new senior executives will successfully integrate with the company or that the prior or continuing absence of senior management will not adversely impact our business, financial condition and results of operations.
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
     Our fulfillment and distribution operations are located in Greensboro, North Carolina. These operations are critical to the cost-effective and efficient fulfillment and shipment of customer orders. We are making modifications to our distribution center to accommodate more streamlined distribution procedures. We have incurred higher than anticipated costs in implementing these procedures, as well as, higher fulfillment costs related to our transition to a more automated order picking process. As a result, for the first nine months of fiscal 2007, fulfillment costs were 13.7% of net sales, and were 13.0% in the same period last year. These increased costs contributed significantly to our net losses in the first and third quarters of fiscal 2007, and in the third and fourth quarters of fiscal 2006. We expect that we will continue to incur higher expenses and additional costs through the remainder of fiscal 2007 as we make further improvements in our fulfillment and distribution operations. We have also observed some erosion in the repeat buying rates of our customers, which we attribute partially to the distribution center problems we have experienced over the past year. Failure to correct the issues in our distribution facility, or to successfully implement the new distribution processes, could continue to result in delays in fulfillment and shipment of customer orders, which will in turn increase our costs more than we anticipate and might hurt our reputation and discourage repeat sales. If we are unable to successfully remedy our fulfillment difficulties or manage our fulfillment and distribution operations, we could also incur increased costs to fulfill customer orders for longer than anticipated which may delay our return to profitability, or we may be required to find one or more parties to provide these services for us.
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
     Our financial performance depends on our ability to purchase our products in sufficient quantities at competitive prices. We purchase our products from over 250 foreign and domestic manufacturers and distributors. We have no long-term purchase contracts with any of these suppliers, and therefore, have no contractual assurances of continued supply, access to products or favorable pricing. Any vendor could increase prices or discontinue selling to us at any time. The lack of long-term contracts also exposes us to increased risks associated with changes in local economic conditions, trade issues and foreign currency fluctuations. In the quarter ended February 28, 2007, products supplied by our ten largest suppliers represented approximately 46.8% of inventory purchases, with our largest supplier representing 17.6%. If we are unable to maintain these supplier relationships, our ability to offer high-quality, favorably-priced products to our customers may be impaired, and our sales and gross margins could decline.
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

Although we maintain insurance against product liability claims, our coverage may be inadequate to cover any liabilities we may incur. We work with experts to test some of our products for safety compliance, but our tests may not identify all potential product defects before products are sold. Even if we successfully defend ourselves against product liability claims, we could be forced to spend a substantial amount of money in litigation expenses, our management could be required to spend valuable time in the defense against these claims, we could be required to remove products from inventory, and we could suffer adverse publicity about the safety and fitness of our products, any of which could harm our business.
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
    We may consider acquisitions as part of our growth strategy, and failure to adequately evaluate or integrate any acquisitions could harm our business.
    We have limited experience in acquiring other businesses. In April 1997 we acquired the assets of Great Days Publishing, Inc., a product line that offers a variety of personalized date history scrolls that chronicle noteworthy events. This product line is marketed under our Birthday Express brand. In April 2001, we acquired the assets of Storybook Inc. Integration expenses were higher than anticipated and despite considerable effort and time spent, revenue growth from the Storybook brand did not meet management expectations. In June of 2006, we announced the wind-down of the Storybook brand. We may consider opportunities to acquire other products and businesses that could enhance or complement our current products and services or expand the breadth of our product categories or customer base. Potential and completed acquisitions involve numerous risks, including unanticipated costs associated with the acquisition and risks associated with entering product categories in which we have no or limited prior experience. If we fail to properly evaluate and execute future acquisitions, our management team may be distracted from our day-to-day operations, our business may be disrupted, and our operating results may suffer.
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
     For the quarter ended February 28, 2007, our online sales represented approximately 80% of our total sales. Our future sales and profits are substantially dependent upon the continued use of the Internet as an effective medium of business and communication by our customers. Internet use may not continue to develop at historical rates and consumers may not continue to use the Internet and other online services as a medium for commerce. Highly-publicized failures of some online retailers in meeting consumer demands could result in consumer reluctance to adopt the Internet as a means for commerce, and thereby damage our reputation and brands and reduce our revenues and results of operations.
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
    Our termination of the review of strategic alternatives and declaration of a special dividend may depress our stock price.
     On March 15, 2007, we announced that we terminated our review of strategic alternatives. On this date, we also announced that the Board of Directors declared an extraordinary special cash dividend in the amount of $1.25 per share, payable April 26, 2007 to shareholders of record on April 12, 2007. As a result of these announcements, the market price of our stock could be highly volatile for foreseeable future and could decline significantly after our stock starts to trade “ex-dividend”.
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

    Our directors, executive officers and significant stockholders hold a substantial portion of our stock, which may lead to conflicts with other stockholders over corporate transactions and other corporate matters.
     Our directors and current beneficial holders of 5% or more of our outstanding common stock own a significant portion of our stock. These individuals, acting together, are able to control or influence significantly all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This control may delay, deter or prevent a third-party from acquiring or merging with us and limit the ability of smaller stockholders to influence corporate matters.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
On October 19, 2004, the Company’s registration statement on Form S-1 (Registration Nos. 333-117459) was declared effective for the Company’s initial public offering. Net proceeds to the Company after all expenses was approximately $34 million. From the effective date of the registration statement through February 28, 2007, the Company has used the net proceeds from the offering for repayment of the Company’s $5.0 million term loan and for working capital. The remaining proceeds from the offering are invested in commercial paper, auction rate securities and money market securities.

Item 6.   Exhibits.

Exhibit No.	Description
3.1(1)	Amended and Restated Articles of Incorporation of Celebrate Express, Inc.

3.2(2)	Articles of Amendment of the Amended and Restated Articles of Incorporation of Celebrate Express, Inc. (Series A Participating Preferred Stock).

3.3(1)	Amended and Restated Bylaws of the Celebrate Express, Inc.

3.4(3)	Amendments to Sections 2.1, 2,2 and 3.3 of the Amended and Restated Bylaws of Celebrate Express, Inc.

3.5(4)	Amendments to Sections 3.9 and 11.1 of the Amended and Restated Bylaws of Celebrate Express, Inc.

3.6(5)	Amendment to Section 11.1 of the Amended and Restated Bylaws of Celebrate Express, Inc.

4.1(1)	Specimen Common Stock Certificate.

4.2(1)	Amended and Restated Investor’s Rights Agreement dated November 15, 2001, by and among Celebrate Express, Inc. and the investors named therein.

4.3(2)	Preferred Shares Rights Agreement, dated July 25, 2005.

4.4(2)	Form of Preferred Shares Rights Certificate.

10.1	Celebrate Express Fiscal 2007 Bonus Program Summary

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-117459), as amended, initially filed with the Securities and Exchange Commission on July 16, 2004.

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2006.

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2006.

(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2006.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2007.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELEBRATE EXPRESS, INC.
Date: April 13, 2007	By:	/s/ Kevin A. Green
Kevin A. Green
Chief Executive Officer and President (Principal Executive Officer)

Date: April 13, 2007	By:	/s/ Darin L. White
Darin L. White
Vice President, Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Articles of Incorporation of Celebrate Express, Inc.

3.2(2)	Articles of Amendment of the Amended and Restated Articles of Incorporation of Celebrate Express, Inc. (Series A Participating Preferred Stock).

3.3(1)	Amended and Restated Bylaws of the Celebrate Express, Inc.

3.4(3)	Amendments to Sections 2.1, 2,2 and 3.3 of the Amended and Restated Bylaws of Celebrate Express, Inc.

3.5(4)	Amendments to Sections 3.9 and 11.1 of the Amended and Restated Bylaws of Celebrate Express, Inc.

3.6(5)	Amendment to Section 11.1 of the Amended and Restated Bylaws of Celebrate Express, Inc.

4.1(1)	Specimen Common Stock Certificate.

4.2(1)	Amended and Restated Investor’s Rights Agreement dated November 15, 2001, by and among Celebrate Express, Inc. and the investors named therein.

4.3(2)	Preferred Shares Rights Agreement, dated July 25, 2005.

4.4(2)	Form of Preferred Shares Rights Certificate.

10.1	Celebrate Express Fiscal 2007 Bonus Program Summary

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.3	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-117459), as amended, initially filed with the Securities and Exchange Commission on July 16, 2004.

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2006.

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2006.

(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2006.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2007.