Form 10-K
period 2007-05-31
CELEBRATE EXPRESS, INC.
filed 2007-08-17
CIK 1100124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-50973

CELEBRATE EXPRESS, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1644428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11232 — 120th Avenue NE, Kirkland, Washington 98033
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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $52,654,859 as of November 30, 2006, based upon the closing sale price of $12.90 on the Nasdaq Global Market reported for such date. 3,747,151 shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 7,959,105 shares of the registrant’s common stock issued and outstanding as of August 1, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the 2007 Annual Meeting of Shareholders.

CELEBRATE EXPRESS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MAY 31, 2007

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

Overview

Celebrate Express is a leading provider of celebration products serving families with young children, via the Internet and catalogs. We currently operate two brands, Birthday Express and Costume Express, which respectively offer high-quality children’s party products and children’s costumes and accessories. In the beginning of fiscal 2007, we started the process of winding down the operations of our Storybook Heirlooms brand, which offered girls’ special occasion and specialty apparel. This wind down was completed in the fourth quarter of fiscal 2007. Our marketing strategy utilizes our branded website, complemented by our catalogs, to offer products as completely coordinated assortments. We support our customer’s purchasing experience with detailed product information, knowledgeable event planning advice and responsive customer service. Our goal is to help busy parents celebrate the special moments in their children’s lives.

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

Our business model offers proprietary products, which serve to differentiate us from competitors, and in some cases, provide a margin advantage relative to our other products, as well as third-party products, which allow us to capitalize on market trends. We offer a broad assortment of products in one convenient location, eliminating time-consuming steps required to purchase products at multiple store locations. Our centralized inventory management maximizes product availability and allows us to customize product packages. Additionally, our ability to design, manufacture or directly source many of our products allows us to develop creative proprietary products and quickly react to consumer trends. We believe that the combination of these factors creates a more appealing shopping experience than traditional retail stores.

In fiscal 2007, we generated $85.2 million in net sales, a decrease of 2.0% from $87.0 million in fiscal 2006. This decline in net sales was due primarily to the wind-down of our Storybook Heirlooms brand, which had a net sales decrease of $6.9 million from fiscal 2006 to fiscal 2007. In fiscal 2007, our Birthday Express brand accounted for approximately 82% of our revenue and our website represented our fastest growing sales channel comprising approximately 76% of net sales. In the same period, our net sales per order was $77.87 and more than 45% of our sales came from repeat customers.

Celebrate Express, Inc. was incorporated in Washington in June 1994 under the name “Birthday Express, Inc.” and changed its name to “Birthday Express.com, Inc.” in July 1999 and then to “Celebrate Express.com, Inc.” in January 2000. We completed our initial public offering in October 2004, and our common stock is listed on the Nasdaq Global Market System under the symbol “BDAY.”

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

Broad Merchandising Assortment

We offer a broad mix of proprietary and third-party products. Our proprietary products are internally designed and are either manufactured by us, or manufactured exclusively for us. These proprietary products serve to differentiate us from competitors, create product continuity from year to year and provide an opportunity for increased margins relative to our other products. In addition, we purchase products from third-party suppliers in order to add popular products and styles to our offerings. For example, we believe that our Birthday Express party assortment is larger and more diverse than those typically found in a traditional retail store. We offer more than 150 themes, over 50 of which are exclusive or proprietary designs. Each of our proprietary and third-party themes has an extensive selection of as many as 40 coordinated party products. We have implemented a similar merchandising strategy in our Costume Express brand by offering customers complete proprietary and third-party ensembles. Our Costume Express brand offers a broad assortment of over 500 quality costumes, most of which are available with coordinated accessories. For example, customers shopping for a pirate costume can also purchase an earring, eye patch, three-corner hat, hook, sword, stuffed parrot and telescope.

Comprehensive Product Information

We offer extensive product information and support to provide a more personalized and informed purchasing experience.

Detailed Online Information.  Our branded website offers extensive product information and advice. For example, each themed Birthday Express product web page presents a variety of products and suggestions for additional theme-related items such as personalized banners, party activities and favors. Each web page also includes a custom party-planning guide offering theme-specific tips, such as games, recipes, themed cake suggestions, as well as product reviews from customers.

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

We believe that the information and advice provided by our website and customer support team not only saves our customers time, but also gives them confidence in their purchases and in the planning of their celebration. We also believe that this contributes to increased customer loyalty and repeat purchases over time.

Convenient Shopping Environment

By offering a broad selection of products, advice and information in one convenient location, we seek to reduce our customers’ shopping time and stress. We believe consumers cannot find as extensive a selection of coordinating products at traditional retailers. We believe that in order to create a celebration with the same level of accessorization, the customer would have to travel to multiple locations and spend a considerable amount of time shopping for items, as well as researching the celebratory event details. In addition to one-stop-shopping, our website and catalogs provide an opportunity for children to browse our products and participate in the selection process, saving parents the inconvenience of taking their children to multiple stores. Our online store is open 24 hours a day, seven days a week.

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

For example, in our Birthday Express brand we currently offer over 150 themes, with as many as 40 accessories per theme. We offer our products individually and in themed party packages from “Classic” to “Ultimate,” and we customize each package. We believe that giving customers the freedom to customize orders saves the customer money, reduces waste and contributes to a more satisfying shopping experience.

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

Our Growth Strategy

Our goal is to become the leading multi-brand destination for celebration products, merchandised as complete solutions, serving families with young children. Key elements of our strategy include:

Build Brand Awareness and Expand Our Customer Base

We plan to continue to use a variety of online and print marketing strategies to target families with young children. We drive traffic to our website and customer support center primarily through the use of catalogs, outbound email, search marketing and web-based affiliate programs. By increasing consumer awareness, we are making our branded website a popular destination on the Internet. We also believe that word of mouth advertising is an important source of new customer acquisition and that many of our customers were introduced to our brands while attending celebrations featuring our products. Our direct marketing model utilizing our website and branded catalogs allows us to cost-effectively build our brand awareness and expand our customer database. In our fiscal year ended May 31, 2007, we added approximately 574,000 new customers to our database, an increase of 3% over the 560,000 new customers added during our fiscal year ended May 31, 2006. As of May 31, 2007, our customer database totaled over 3.4 million customers.

Continue to Add New Brands

We continuously evaluate the potential to develop or acquire new brands in attractive product categories in an effort to better serve our customers. During fiscal 2004, we added the Costume Express brand via internal development. The addition of this brand has allowed us to use our customer database to generate sales and increase order frequency. For our fiscal year ended May 31, 2007, our Costume Express brand accounted for approximately 16% of our net sales.

Increase Sales Per Customer

We plan to increase our sales per customer by increasing the frequency of purchase. We believe establishing a long-term relationship with our customer is key to driving frequent purchases. By offering new brands, such as Costume Express, we have increased the number of occasions for which our customers can purchase our products. We also employ a number of strategies focused on net sales per order, including offering an expanded assortment of products and accessories.

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

Costume Express

We tested Costume Express as a separate brand through a website and catalog in Fall 2003 and based on its performance, we rolled out this brand in Fall 2004. Costume Express grew organically out of our costume offerings in our Birthday Express and Storybook Heirlooms brands and now includes over 500 costumes for Halloween and other year-round dress-up occasions. We also offer a variety of add-on accessories that enhance the total costume and allow the customer to choose the completeness of the look. While we carry third-party costumes such as Harry Potter, Pirates of the Caribbean and Spiderman to capture current trends, we also generate roughly 35% of our revenues in Costume Express from our own proprietary designs. Costumes with timeless, broad appeal such as princesses, divas, hippies, witches and mermaids, provide us with a stable product assortment that we can market year after year. Our proprietary costumes use high-quality fabric, design and construction, which distinguishes us from mass merchandisers. Our costumes range in price from approximately $20 for a basic costume to more than $150 for a completely accessorized costume.

Storybook Heirlooms

We acquired the Storybook Heirlooms brand in April 2001. Due to various challenges with the brand and the girls’ apparel market, we decided to begin an orderly wind-down of our Storybook brand at the beginning of fiscal 2007. The Company continued to operate the brand in fiscal 2007 through sale efforts to sell through the existing inventory, and completed the wind down in the fourth quarter of the current fiscal year. We have re-focused Company resources on our core Birthday Express brand and faster-growing Costume Express brand.

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

Proprietary products are designed and developed by our in-house staff, including individuals who specialize in graphic art, sculpture, production and sourcing. Additionally, we utilize freelance design resources as needed. Our proprietary products are either manufactured by us or manufactured exclusively for us. We obtain our costumes and non-paper products directly from a diverse network of over 250 manufacturers and distributors throughout North America, Europe and Asia. We believe sourcing our products directly from manufacturers allows us to eliminate traditional supply chain intermediaries and thus more effectively reduce costs, monitor product quality and coordinate selections to match our themed packages. Third-party products are also key to each of our brands because they allow customers to purchase products based on current trends. Our merchandisers gain insight into market trends through their relationships with key suppliers and by traveling to tradeshows to find new products. We are often able to purchase popular products from third-party suppliers at discounts based on our volumes and reorder, as needed, to meet our customers’ demand. In our Birthday Express and Costume Express brands, this strategy allows us to offer current products such as Darth Vader and Dora the Explorer, without incurring the significant financial investment and risk that comes from pursuing such large and visible licenses. In our fiscal year ended May 31, 2007, products supplied by our ten largest suppliers represented 43.0% of our inventory purchases.

Marketing and Customer Acquisition

Our marketing strategy utilizes both online and print marketing programs to acquire and retain customers. Our integrated in-house team of web developers, graphic artists and copywriters make use of our digital studio to design and create our website and catalogs. By designing and creating our marketing materials in-house, we are able to maintain quality control and shorten production lead-times. Our website and catalogs use photographic themes and detailed product descriptions, and prominently feature our most popular products. Our marketing and merchandising departments work together to determine the placement and presentation of merchandise on our website and in our catalogs.

We intend to continue growing our customer base through targeted marketing programs. We continually evaluate our marketing strategies to maximize their effectiveness and return on investment.

Online Marketing and Promotion.  We utilize numerous online marketing methods to reach our current and potential customers and generate traffic on our website. The most significant programs include:

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

Online Customer Support.  Our website organizes our products into easy-to-navigate departments. A customer can shop through two convenient methods: traditional online shopping or via an electronic order form which allows a customer to order specific products that they may have discovered while browsing through our catalog. We offer online help through our “live chat” function on every web page, so customers can easily receive immediate interactive assistance from our trained customer support representatives. Our shopping cart features an easy two-step checkout process. Online support continues after an order is placed, with an email confirmation sent within minutes, and shipment confirmation that enables customers to track their order status.

Customer Support Center.  Our customer support staff receives extensive training across each brand’s product offering upon joining the organization, followed by monthly hands-on training. This knowledge base allows them to work confidently with the customer to build a complete party package or accessorized outfit. We regularly monitor calls to ensure consistent service levels, and our mentoring program is designed to improve sales skills. We continue to invest in training and technology to ensure that our customer support staff has the necessary tools and knowledge to provide a positive customer shopping experience. Call center staffing is managed with the help of workforce software that allows us to answer over 75% of customer calls on the first ring. When we receive unexpectedly high call volume, customers holding longer than one minute are offered an automatic call-back option in which the system accurately quotes an estimated number of minutes until the return phone call, holds the customer’s place in line and serves the return call to the next available customer support representative. We have also implemented an incoming call recognition system to automatically populate customer information onto the order entry screen, which saves time and increases order accuracy.

Each customer support staff member has real-time access to extensive product information via our internal customer support website. This serves to increase efficiency and improve the customer shopping experience. Our customer support representatives are available for online and phone support weekdays from 9:00 a.m. to 9:00 p.m., and weekends from 9:00 a.m. to 9:00 p.m., Eastern time.

Fulfillment and Shipping

We believe that order fulfillment procedures, distribution center location and customized software to manage the pick, pack and ship order process are key elements of our strategy. In order to improve our inventory turnover and reduce overhead, we consolidated our fulfillment operations into our Greensboro, North Carolina fulfillment and distribution center in July 2003. Our customized fulfillment software enables us to pick, pack and ship orders in packages and sets, which under our Birthday Express brand involves an average of 14 picks consisting of over 100 individual components. We are now utilizing pick-to-light technology to pick the Birthday Express orders, and intend to make additional investments to further automate and enhance functionality in our replenishment and packaging operations. We experienced difficulties in our distribution center and incurred higher than anticipated costs related to the transition to the pick-to-light technology in fiscal 2006. The additional costs were primarily increases in labor, overtime and temporary labor costs incurred to ship customer orders. By the end of fiscal 2007, we had corrected the significant issues with the pick-to-light transition and started to see our costs improve from the prior year. Our distribution center is located close to key third-party shipping distribution hubs. This has enabled us to lower our shipping costs and provide faster delivery time to customers. We offer our customers overnight, two-day, three-day and ground delivery and utilize third-party shippers including United Parcel Service of America, Inc., United States Postal Service and Federal Express Corporation.

Technology Systems

Our order processing, fulfillment, customer support, inventory, merchandising and financial reporting systems utilize a combination of proprietary and licensed software. We concentrate our software development efforts on creating and enhancing the features and functionality of our website and order processing and fulfillment systems to deliver a high-quality customer experience.

Our website includes Endeca search technology, customized web pages and several customer shopping cart and checkout alternatives. Our website uses secure encryption technology to send, receive and store customer information, including credit card information. We utilize licensed software and internally developed customer support enhancement features to manage our ordering processes.

Our website is available 24 hours a day, seven days a week with minimal downtime required for maintenance. Our website is maintained in our secure data center in Kirkland, Washington. Our data center is also equipped with redundant network connections, emergency power backup systems and firewall software. We utilize tape backup systems for all our servers and software. We currently store our customer database on concurrently running servers.

Competition

We operate in highly competitive markets including party goods and children’s costumes. Our primary competition comes from traditional retailers that offer a variety of products in the party products and apparel spaces. Competitors can enter our market with little difficulty and can launch new websites or catalogs at relatively low cost.

We believe our primary competition in party goods and costumes is from mass merchandisers such as Target and Wal-Mart, party goods superstores such as Party City and Party America, and online retailers such as Oriental Trading and Buy Costumes. We also compete with a variety of other companies including: traditional card and gift specialty retailers; supermarkets and drugstores; and catalog retailers of novelty items.

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

Employees

As of May 31, 2007, we had 332 full and part-time employees, including 108 in customer support, 38 in marketing and merchandising, 15 in technology and information systems, 155 in distribution and manufacturing and 16 in administration. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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

Our fulfillment and distribution operations are located in Greensboro, North Carolina. These operations are critical to the cost-effective and efficient fulfillment and shipment of customer orders. We are making modifications to our distribution center to accommodate more streamlined distribution procedures. We have incurred higher than anticipated costs in implementing these procedures, as well as higher fulfillment costs related to our transition to a more automated order picking process. As a result, fulfillment costs were 13.5% of net sales in fiscal 2007 and 13.4% of net sales in fiscal 2006. These increased costs contributed significantly to our net losses in the first and third quarters of fiscal 2007, and in the third and fourth quarters of fiscal 2006. We have also observed some erosion in the repeat buying rates of our customers, which we attribute partially to the distribution center problems we have experienced over the past year. If we are unable to successfully manage our fulfillment operations, including further process improvements planned in fiscal 2008, we may experience higher than anticipated costs, hurt our reputation and discourage repeat sales.

We have incurred net losses in recent quarters and may not be able to return to or sustain profitability in the future.

In the three months periods ended May 31, 2007, February 28, 2007, August 31, 2006, May 31, 2006 and February 28, 2006 we had net losses of $62,000, $137,000, $326,000, $324,000 and $398,000, respectively. Though we were profitable in the twelve-month period ended May 31, 2007, we have had a history of losses. We may incur losses again in future fiscal years, especially if we introduce new brands or products, make investments in our systems or infrastructure, or continue to have difficulties in our distribution center. We expect our operating expenses to increase in the future, as we, among other things:

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

We were incorporated and began selling party products through our direct marketing catalog in June 1994 and on our www.BirthdayExpress.com website in April 1996. In September 2003, we launched our www.Costumeexpress.com website and catalog for Costume Express, a provider of children’s and family costumes. We have historically derived more than 75% of our annual revenues from the sale of party products and accessories to families with young children under our Birthday Express brand. In order to achieve the desired growth in our sales and business, we will need to expand into new product categories. Challenges that may affect our ability to expand into new product categories include our ability to:

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

Furthermore, we have not demonstrated the ability to expand into other product categories through acquisitions. In April 2001, we acquired certain assets of Storybook Inc., a direct marketer of girls’ specialty and special occasion apparel. In February 2002, we re-launched the Storybook Heirlooms brand and the website www.Storybook.com. Revenue growth from the Storybook Heirlooms brand, however, did not meet management expectations, which was a significant factor in our decision in June 2006 to wind-down the brand.

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

Our performance is substantially dependent on the services of our senior management and other key personnel, particularly, Kevin Green, our president and chief executive officer and Darin White, our vice president finance. Several of our former officers terminated their employment with Celebrate Express in the recent past. These departures had an adverse impact on our operations and financial results. In fiscal 2007 we hired a vice president of merchandising, vice president of marketing, vice president of operations and vice president of information technology. However, we cannot assure you that these new senior executives will successfully integrate with the company or that the prior or continuing absence of senior management will not adversely impact our business, financial condition and results of operations.

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

We depend on search engines to attract customers to our website, and losing these customers would adversely affect our revenues and financial results.

Many consumers access our website by clicking through search results displayed by Internet search engines. Internet search engines typically provide two types of search results, algorithmic listings and purchased listings. Algorithmic listings cannot be purchased, and instead are determined and displayed solely by a set of formulas utilized by the search engine. Purchased listings can be bought by advertisers in order to attract users to their websites. We rely on both algorithmic and purchased listings to attract and direct consumers to our website. Search engines revise their algorithms from time to time in an attempt to optimize their search results. If one or more of the search engines on which we rely for algorithmic listings were to modify its algorithms, resulting in fewer consumers clicking through to our website, we would need to increase our marketing expenditures, which would adversely affect our financial results. In addition, the rates for purchased listings have significantly increased. If one or more of the search engines on which we rely for purchased listings modifies or terminates its relationship with us or if the rates for purchased listings continues to rise, our online marketing expenses as a percentage of revenue could rise, we could lose customers, we could be forced to look for other advertising avenues and traffic to our website could decrease.

Because we do not have long-term contracts for third-party products, we may not have continued access to popular products.

Our business depends significantly on the use of third-party proprietary products and our future success is contingent upon the continued availability of these products. We do not have long-term arrangements with any vendor or distributor that would guarantee the availability of third-party proprietary products and, as a result, we do not have a predictable or guaranteed supply of these products. We cannot assure you we will have access to any third-party products in sufficient quantities. If we are unable to provide our customers with continued access to popular or exclusive third-party products, our sales could decline.

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

Our financial performance depends on our ability to purchase our products in sufficient quantities at competitive prices. We purchase our products from over 250 foreign and domestic manufacturers and distributors. We have no long-term purchase contracts with any of these suppliers, and therefore, have no contractual assurances of continued supply, access to products or favorable pricing. Any vendor could increase prices or discontinue selling to us at any time. The lack of long-term contracts also exposes us to increased risks associated with changes in local economic conditions, trade issues and foreign currency fluctuations. In the year ended May 31, 2007, products supplied by our ten largest suppliers represented approximately 43.0% of inventory purchases, with our largest supplier representing 14.6%. If we are unable to maintain these supplier relationships, our ability to offer high-quality, favorably-priced products to our customers may be impaired, and our sales and gross margins could decline.

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

We may be unable to acquire or maintain Internet domain names relating to our brands in the United States and other countries in which we may conduct business. As a result, we may be unable to prevent third parties from acquiring and using domain names relating to our brands. Such use could damage our brands and reputation and divert customers away from our website. We currently hold various relevant domain names, including www.BirthdayExpress.com, www.CelebrateExpress.com, and www.CostumeExpress.com. The acquisition and maintenance of domain names generally is regulated by governmental agencies. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names, any of which may affect our ability to maintain the domain names we need for our business. If we cannot prevent others from using similar domain names we may be unable to successfully build our brands.

Capacity constraints, systems failures or security breaches could prevent access to our website, which could lower our sales and harm our reputation.

Our service goals of performance, reliability and availability require that we have adequate capacity in our computer systems to cope with the volume of customers on our website. As our operations grow in size and scope, we will need to improve and upgrade our systems and infrastructure to maintain or improve the efficiency of our operations as well as to offer customers enhanced services, capacity, features and functionality. The expansion and/or upgrade of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of our business increases and with no assurance of a corresponding increase in sales. If we cannot expand and/or upgrade our systems in a timely or efficient manner, we could experience increased costs, disruptions in service, slower response times, lower customer satisfaction and delays in the introduction of new products and services. Any of these problems could impair our reputation, damage our brands and cause our sales to decline.

Our ability to provide high-quality service depends on the efficient and uninterrupted operation of our computer and communications systems. Our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, design defects, vandalism, denial-of-service attacks and similar events. Our website has experienced system interruptions from time to time and could experience periodic system interruptions in the future. We do not have a formal disaster recovery plan or alternate providers of web hosting services, and a power outage at our data center could mean the temporary loss of the use of our website. Our business interruption insurance may not adequately compensate us for the associated losses. Any system failure or security breach that causes an interruption in service or decreases the responsiveness of our customer support center or website could impair our reputation, damage our brands and cause a decrease in sales.

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

For the year ended May 31, 2007, our online sales represented approximately 76% of our total sales. Our future sales and profits are substantially dependent upon the continued use of the Internet as an effective medium of business and communication by our customers. Internet use may not continue to develop at historical rates and consumers may not continue to use the Internet and other online services as a medium for commerce. Highly-publicized failures of some online retailers in meeting consumer demands could result in consumer reluctance to adopt the Internet as a means for commerce, and thereby damage our reputation and brands and reduce our revenues and results of operations.

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

Our online business is subject to numerous risks, many of which are outside our control. In addition to changing consumer preferences and buying trends relating to Internet usage, we are vulnerable to additional risks and uncertainties associated with the Internet. These risks include changes in required technology interfaces, website downtime or slowdowns and other technical failures or human errors, changes in applicable federal and state regulation, security breaches, and consumer privacy concerns. Our failure to respond successfully to these risks and uncertainties might adversely affect the sales through our online business, as well as damage our reputation and increase our selling and marketing and general and administrative expenses. In addition, our success will depend, in large part, upon third parties maintaining the Internet infrastructure to provide a reliable network backbone with the speed, data capacity, security and hardware necessary for reliable Internet access and services. Our business, which relies on a graphically-rich website that requires the transmission of substantial data, is also significantly dependent upon the availability and adoption of broadband Internet access and other high-speed Internet connectivity technologies. Any significant reliability, data capacity or connectivity problems experienced by the Internet or its users could harm our sales and profitability.

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

As the Internet and online commerce industries evolve, we may be required to license emerging technologies useful to our business, enhance our existing services, develop new services and technologies that address the increasingly sophisticated and varied needs of our prospective customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We may not be able to successfully implement these new services and technologies or adapt our website, telephone and transaction-processing systems to customer requirements or emerging industry standards. Some of our computer systems use antiquated software that is no longer supported by the vendor. If we were to encounter problems with these systems it could be costly and time consuming to correct, and may disrupt operations. If we fail to respond to these issues in a timely manner, we may lose existing customers and be unable to attract sufficient numbers of new customers.

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

Our directors, executive officers and significant shareholders hold a substantial portion of our stock, which may lead to conflicts with other shareholders over corporate transactions and other corporate matters.

Our directors and current beneficial holders of 5% or more of our outstanding common stock own a significant portion of our stock. These individuals, acting together, are able to control or influence significantly all matters requiring shareholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This control may delay, deter or prevent a third-party from acquiring or merging with us and limit the ability of smaller shareholders to influence corporate matters.

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

Our corporate offices and production facility are located in Kirkland, Washington, where we lease an aggregate of approximately 42,000 square feet under a lease that expires in December 2008. In addition, we lease an aggregate of 86,400 square feet in Greensboro, North Carolina for our fulfillment, distribution and additional production facility, under a lease that expires in December 2009, with an option to renew the facility lease for an additional three years.

Item 3.	Legal Proceedings.

We are not aware of any pending legal proceedings (other than routine litigation that is incidental to the business).

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity

Our Common Stock is quoted on The Nasdaq Stock Market’s Global Market under the symbol “BDAY.” The closing price of our common stock on August 1, 2007 was $9.93. As of August 1, 2007, we had approximately 112 shareholders based on the number of record holders.

The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, as reported by the Nasdaq Global Market.

	High	Low

Fiscal Year 2007:
First Quarter	$13.65	$10.10
Second Quarter	$13.25	$12.08
Third Quarter	$13.00	$9.25
Fourth Quarter	$10.88	$8.16
Fiscal Year 2006:
First Quarter	$15.20	$11.50
Second Quarter	$14.50	$12.19
Third Quarter	$15.39	$11.00
Fourth Quarter	$13.80	$11.43

On March 9, 2007 our Board of Directors declared a special dividend of $1.25 per share of common stock, payable to shareholders of record as of April 12, 2007. The aggregate dividend of $9.9 million was paid on April 26, 2007 from existing cash resources. No cash dividends were declared or paid in fiscal year 2006. The declaration and payment of future dividends remains subject to the discretion of the Board, and will depend on, among other things, the Company’s financial condition, results of operations, capital and cash requirements, future prospects and other factors deemed relevant by the Board. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any additional cash dividends in the foreseeable future.

Performance Graph

The following line graph compares, for the period commencing on October 20, 2004, the date our shares began trading, through the last trading day of fiscal 2007, the annual percentage change in our cumulative total shareholder return on our common stock with the Nasdaq U.S. Index and the Nasdaq Retail Trade Index. The graph assumes that $100 in cash was invested in our common stock, the Nasdaq U.S. Index, and the Nasdaq Retail Trade Index on October 20, 2004 (the date our common stock began to trade publicly) and assumes reinvestment of any dividends. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance on our common stock.

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

From the effective date of the registration statement through May 31, 2007, the Company has used a portion of the net proceeds from the offering for repayment of the Company’s $5.0 million term loan. On April 26, 2007 approximately $9.9 million was paid to shareholders in the form of a one time special dividend. The remaining proceeds from the offering are invested in commercial paper and money market securities.

Item 6.	Selected Financial Data.

The selected consolidated financial and operating data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

The selected statement of operations data for fiscal 2007, 2006, and 2005, and the selected balance sheet data as of May 31, 2007 and 2006 are derived from the audited financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for fiscal 2004 and 2003 and the selected balance sheet data as of May 31, 2005, 2004, and 2003 are derived from the audited financial statements which are not included in this Annual Report on Form 10-K.

	Fiscal Year Ended May 31,
	2007	2006	2005	2004	2003
	(In thousands, except share and per share data)

Statement of Operations Data:
Net sales	$85,243	$87,016	$69,138	$51,939	$37,811
Cost of sales	40,821	44,244	33,987	26,574	19,483

Gross margin	44,422	42,772	35,151	25,365	18,328
Operating expenses
Fulfillment	11,501	11,617	8,039	6,627	5,371
Selling and marketing	23,640	22,076	16,787	12,834	9,913
General and administrative	10,715	8,476	6,482	4,636	4,112
Severance and related costs(2)	—	1,179	—	—	—

Total operating expenses	45,856	43,348	31,308	24,097	19,396

Income (loss) from operations	(1,434)	(576)	3,843	1,268	(1,068)
Other income (expense), net	1,561	1,231	131	(788)	(521)

Net income (loss) before income taxes	127	655	3,974	480	(1,589)
Income tax benefit (expense)(1)	(84)	(250)	(1,489)	9,013	—

Net income (loss)	43	405	2,485	9,493	(1,589)
Accretion to preferred stock redemption value	—	—	(102)	(266)	(265)

Net income (loss) available for common shareholders	$43	$405	$2,383	$9,227	$(1,854)

Net income (loss) per share:
Basic	$0.01	$0.05	$0.46	$6.39	$(1.34)

Diluted	$0.01	$0.05	$0.35	$1.85	$(1.34)

Cash Dividends Declared Per Share:	$1.25	—	—	—	—

(1)	In our fiscal year ended May 31, 2004, we recorded a net income tax benefit of $9,013 primarily as a result of the reversal of a valuation allowance on our deferred tax assets.

(2)	In our fiscal year ended May 31, 2006, we recorded severance and related costs of $1,179 related to the termination of certain officers of the corporation in July 2005.

	May 31,
	2007	2006	2005	2004	2003
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$21,224	$31,327	$30,769	$2,243	$1,672
Working capital	29,394	37,373	38,076	6,041	2,733
Total assets	48,120	57,200	53,057	20,482	8,988
Long-term debt, less current portion	—	—	—	4,953	2,807
Mandatorily redeemable convertible preferred stock	—	—	—	28,044	27,212
Mandatorily redeemable convertible preferred stock warrants	—	—	—	1,056	1,622
Total shareholders’ equity (deficit)	41,720	50,077	48,000	(18,084)	(27,515)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Celebrate Express is a leading provider of celebration products serving families with young children via the Internet and catalogs. We offer a broad assortment of proprietary and third party children’s party products and children’s costumes complemented by a wide variety of accessories. Our centralized inventory management system maximizes product availability and allows us to customize our product assortment to meet specific customer needs. We have designed our business infrastructure to share distribution, customer support, marketing and technology resources across all of our brands, while the predictable demand for our celebration products and the diversity of our brand portfolio have also served to minimize the seasonality of our business. Our goal is to help families celebrate the special moments in their lives.

We were incorporated as Birthday Express, Inc., launched our direct marketing catalog and began offering products for sale in June 1994. In April 1996, we launched our branded website, www.BirthdayExpress.com. Late in 1997, we began the process of bringing production in-house, including the acquisition of production equipment and the expansion of our proprietary designs, and in December 1998, we began producing products in our Kirkland, Washington facility. In January 2000, we opened a fulfillment center in Greensboro, North Carolina to expand our distribution capacity and reduce shipping expenses. In April 2001, we acquired certain assets of Storybook Inc., a direct marketer of young girls’ special occasion apparel, however, in June 2006 we began an orderly wind-down of the operations of this brand, which was completed as of the end of fiscal 2007. In September 2003, we started our Costume Express website and catalog providing Halloween and dress-up clothing for families with young children. In February 2007, we transitioned all of the traffic from our various websites to one centralized, customer facing website at Celebrateexpress.com. We utilize various tabs on this website to highlight our multiple product categories and increase cross selling of our products to our customers and prospects.

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

To date, we have derived our revenue primarily from the sale of party related products from our Birthday Express website and catalog. For the fiscal year ended May 31, 2007, we generated $85.2 million in net sales, a decrease of 2.0% from $87.0 million in the fiscal year ended May 31, 2006. In fiscal 2007, our Birthday Express brand accounted for approximately 82% of our net sales. Our website represented our fastest growing sales channel comprising approximately 76% of our net sales in fiscal 2007, compared with 69% of net sales in fiscal 2006. In the fiscal year just ended, our net sales per order was $77.87 and more than 45% of our sales came from repeat customers.

Fiscal Year

Our fiscal year ends on May 31. References to fiscal 2007, for example, refer to our fiscal year ended May 31, 2007.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales:

	Fiscal Year Ended May 31,
	2007	2006	2005

Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	47.9	50.9	49.2

Gross margin	52.1	49.1	50.8
Operating expenses
Fulfillment	13.5	13.3	11.6
Selling and marketing	27.7	25.4	24.3
General and administrative	12.6	9.7	9.4
Severance and related expenses	—	1.4	—

Total operating expenses	53.8	49.8	45.3
Income from operations	(1.7)	(0.6)	5.5
Other income (expense), net	1.8	1.4	0.2

Net income (loss) before income taxes	0.1	0.8	5.7
Income tax benefit (expense)	(0.1)	(0.3)	(2.1)

Net income	0.0%	0.5%	3.6%

Additional Operating Data

The following table sets forth certain non-financial measures and operating data:

	Fiscal Year Ended May 31,
	2007	2006	2005
	(In thousands, except net sales per order data)

Additional Operating Data:
Total number of customers in our database	3,416	2,841	2,280
Percentage of sales from repeat customers	45%	46%	51%
Number of orders shipped	1,087	1,060	851
Net sales per order	$77.87	$82.12	$81.27

Comparison of Fiscal Years Ended May 31, 2007 and May 31, 2006

Net Sales

Our net sales are comprised of product sales and shipping revenue. Net sales decreased 2.0% to $85.2 million in fiscal 2007 from $87.0 million in fiscal 2006. The decrease in net sales is due primarily to the wind-down of the Storybook Heirlooms brand. Storybook Heirlooms net sales decreased $6.9 million year-over-year to $2.2 million in fiscal 2007, a decrease of 76%. Birthday Express net sales increased to $69.2 million in fiscal 2007 from $68.4 million in fiscal 2006, an increase of $869,000, or approximately 1%. Costume Express net sales increased to $13.3 million in fiscal 2007 from $9.6 million in fiscal 2006, an increase of $3.7 million or approximately 38% due primarily to an increase in direct marketing expense. During fiscal 2007 total expense for both online and offline marketing efforts was $19.8 million, compared with $18.2 million in fiscal 2006, an increase of 9.0%. The change in net sales in fiscal 2007 over the same period in 2006 reflects an increase of approximately 3% in the number of orders shipped, which grew to approximately 1,087,000 orders in fiscal 2007 from approximately 1,060,000 orders in fiscal 2006. Net sales per order for fiscal 2007 was $77.87, compared with net sales per order of $82.12 for fiscal 2006, a decrease of 5.2%. The decrease in net sales per order was due in part to a decrease in the net sales per order for our Storybook Heirlooms brand, which decreased from $100.45 in fiscal 2006 to $77.87 in fiscal 2007 as we wound down the operations of the brand and liquidated the remaining inventory. We added approximately 574,000 new customers to our database during fiscal 2007, compared with approximately 560,000 new customers added in fiscal 2006, an increase of approximately 3%. Revenue from our repeat customers represented approximately 45% of revenue during fiscal 2007 compared with approximately 46% during fiscal 2006.

Gross Margin

Our gross margin consists of net sales less cost of sales. Our cost of sales consists primarily of product costs, costs associated with our in-house production facility, including wages and depreciation, design and production costs for our apparel and costume brands, inbound and outbound shipping costs, and packaging materials for outbound shipments. Gross margin increased 3.9% to $44.4 million in fiscal 2007 from $42.8 million in fiscal 2006. Our gross margin percentage increased to 52.1% of net sales in fiscal 2007 from 49.1% in fiscal 2006. Several factors contributed to this change. Merchandise margins in both the Birthday Express and Costume Express brands increased in fiscal 2007 from fiscal 2006 due to the efforts of our purchasing and merchandising groups. The Company also benefited from a shift in product mix away from the lower margin Storybook Heirlooms brand, which represented only 2.6% of net sales during fiscal 2007, compared with 10.4% of net sales during the prior year. Shipping margins improved from the prior year as we shifted deliveries back toward ground shipments rather than expedited methods. In the prior year the Company had higher order backlogs, causing more shipments to be sent air-freight at the Company’s expense to meet customer delivery expectations. Improvements in distribution center processes enabled the Company to meet or exceed customer expectations using ground delivery methods during fiscal 2007. We also recorded $560,000 of advertising revenue during fiscal 2007 generated from web advertising sources with no corresponding cost of goods sold, while no advertising revenue was recorded during fiscal 2006. Our gross margin includes the cost of shipping packages to our customers. We have seen increases in these outbound shipping costs as a result of increases in fuel surcharges and rates charged by our third party carriers. Further increases in these costs will have an impact on our gross margin. Our gross margin may fluctuate from quarter to quarter due to the mix of products sold, as well as the potential introduction of new brands.

Fulfillment

Our fulfillment expenses consist primarily of labor and other operating costs associated with our customer support center in Kirkland, Washington and our distribution center and customer support operations in Greensboro, North Carolina. Our fulfillment expenses decreased 1.0% to $11.5 million in fiscal 2007 from $11.6 million in fiscal 2006. As a percentage of net sales, these expenses remained relatively consistent at 13.5% in fiscal 2007 and 13.4% in fiscal 2006. In the first two quarters of fiscal 2007, we continued to incur higher than anticipated costs related to the Company’s transition to a more automated picking process that was implemented in fiscal 2006, including increases in labor, overtime and temporary labor costs incurred to ship customer orders. In the last two quarters of fiscal 2007, however, fulfillment costs as a percentage of net sales were lower than in the comparable periods in fiscal 2006 as our operations were stabilized and error rates and on-time shipments returned to historical levels. In April 2007 the Company announced the closure of its customer service and print manufacturing operations in Kirkland, Washington. With that closure now complete, all of the Company’s customer service, distribution and print manufacturing operations are now located in Greensboro, North Carolina. Our distribution costs can fluctuate from quarter to quarter based upon the mix of products sold. Orders from our Birthday Express brand are generally more time intensive in the distribution center due to more items being sold, on average, on each order.

Selling and Marketing

Our selling and marketing expenses consist primarily of advertising costs, wages and related payroll benefits for our internal marketing and merchandising staff. Advertising costs include online marketing efforts, print advertising and other direct marketing strategies. Online advertising costs are generally expensed as incurred. Prepaid direct marketing expenses consist of third-party costs including paper, printing and mailing costs and are capitalized and amortized over their expected period of future benefit, which is generally from 90 to 120 days. Selling and marketing costs increased 7.1% to $23.6 million in fiscal 2007 from $22.1 million in fiscal 2006 due primarily to increases in online advertising and direct marketing circulation costs of $1.6 million. As a percentage of net sales, selling and marketing expenses were 27.7% in fiscal 2007, compared with 25.4% in fiscal 2006. The increase in marketing costs as a percentage of net sales is due primarily to reductions in catalog response rates and net sales per order from the prior year. We have experienced increases, and are potentially subject to further increases, in our online paid search costs, paper prices and postage rates. The United States Postal Service announced an increase in postage rates which we anticipate will increase our outbound postage costs for catalog deliveries by approximately 20%. The Company was first impacted by this increase in June 2007.

General and Administrative

Our general and administrative expenses consist primarily of wages and related payroll benefits for our administrative and technology employees. These expenses also include credit card fees, legal and accounting professional fees, insurance, network fees, systems depreciation, bad debt expense, and other general corporate expenses. General and administrative expenses increased $2.1 million to $10.7 million in fiscal 2007 from $8.5 million in fiscal 2006. The change in general and administrative expenses is due primarily to increases in wages and benefits for our administrative and technology employees of $1.1 million, and stock compensation expense due to the adoption of FAS 123R of $948,000. As a percentage of net sales, our general and administrative expenses increased to 12.6% in fiscal 2007 from 9.7% in fiscal 2006. Also included in general and administrative expenses in the current fiscal year is approximately $188,000 associated with the Company’s April 2007 announcement of its plans to consolidate its customer service and print manufacturing operations into its Greensboro, North Carolina facility. These costs include severance costs, expenses related to the transportation of products and equipment to Greensboro, and other related costs. We expect general and administrative expenses to increase in absolute dollars in future periods primarily as a result of the recent hiring of additional executives, costs related to Sarbanes-Oxley compliance and other accounting and legal costs, and the continued recording of stock-based compensation expense under SFAS 123R.

Severance and Related Costs

Severance and related costs incurred during fiscal 2006 relate to employee terminations that took place on July 22, 2005. Included in the $1.2 million severance and related cost balance is approximately $985,000 in cash severance payments and related payroll taxes. The remainder of the balance is composed of legal fees incurred by the company relating to the severance negotiations and the terminated employees’ legal complaint for wrongful termination. The expense related to these terminations was taken in the second quarter of fiscal 2006, at which time we agreed to settlement of all claims including claims of wrongful termination by these former employees. There were no significant severance and related costs in fiscal 2007.

Other Income (Expense), Net

The improvement in other income to $1.6 million in fiscal 2007, compared with other income of $1.2 million in fiscal 2006, is due primarily to increased interest rates earned on our cash and cash equivalents. On March 9, 2007, our Board of Directors declared a one-time dividend of $1.25 per share, which totaled approximately $9.9 million. As this special dividend represented approximately one-third of our cash and cash equivalents, this dividend will materially reduce our interest income in future periods.

Income Taxes

In fiscal 2007, we recognized income tax expense of $84,000 on income before taxes of $127,000. In fiscal 2006, we recognized income tax expense of $249,000 on income before taxes of $655,000. Our effective tax rate for fiscal 2007 was approximately 66.0%, compared with an effective tax rate of 38.1% in fiscal 2006. The high effective tax rate for fiscal 2007 is driven by the effect of non-deductible expenses on our relatively low level of pretax income.

As of May 31, 2007, the Company had net operating loss carryforwards for federal income tax purposes of $21.1 million that are scheduled to expire between 2020 and 2026 if unused. Pursuant to Internal Revenue Code Section 382, the Company continually evaluates whether ownership changes have occurred resulting in annual limitations to the utilization of the deferred tax asset associated with its net operating losses. During fiscal 2006, the

Company experienced an ownership change resulting in a limitation event. We have considered this limitation as well as future taxable income in assessing the need for a valuation allowance against our deferred tax assets. We believe that all net deferred tax assets shown on our balance sheet as of May 31, 2007, are more likely than not to be realized in the future and no valuation allowance is necessary. In the event that actual results differ from those estimates or we adjust those estimates in future periods, we may need to record a valuation allowance, which would reduce deferred tax assets and the results of operations in the period the change is made.

Comparison of Fiscal Years Ended May 31, 2006 and May 31, 2005

Net Sales

Net sales increased 25.9% to $87.0 million in fiscal 2006 from $69.1 million in fiscal 2005. The increase in net sales was due primarily to expanded direct marketing efforts. During fiscal 2006 total expense for both online and offline marketing efforts was $18.2 million, compared with $13.7 million in fiscal 2005, an increase of 32.6%. The increase in net sales in fiscal 2006 over the same period in 2005 reflects an increase of approximately 25% in the number of orders shipped, which grew to approximately 1,060,000 orders in fiscal 2006 from approximately 851,000 orders in fiscal 2005. Net sales per order for fiscal 2006 was $82.12, compared with net sales per order of $81.27 for fiscal 2005, an increase of 1.0%. We added approximately 560,000 new customers to our database during fiscal 2006, compared with approximately 415,000 new customers added in fiscal 2005, an increase of approximately 35%. Revenue from our repeat customers represented approximately 46% of revenue during fiscal 2006 compared with approximately 51% during fiscal 2005. Birthday Express net sales increased to $68.4 million in fiscal 2006 from $54.9 million in fiscal 2005, an increase of $13.5 million, or 25%. Storybook Heirlooms net sales remained flat at $9.0 million in both fiscal 2006 and 2005. Costume Express net sales increased to $9.6 million in fiscal 2006 from $5.2 million in fiscal 2005, an increase of $4.4 million or 83% due primarily to the increase in direct marketing spending.

Gross Margin

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

Fulfillment

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

Selling and Marketing

Selling and marketing costs increased 31.5% to $22.1 million in fiscal 2006 from $16.8 million in fiscal 2005 due primarily to increases in online advertising and direct marketing circulation costs of $4.5 million. As a percentage of net sales, selling and marketing expenses were 25.4% in fiscal 2006 compared with 24.3% in fiscal 2005. The increase in marketing costs as a percentage of revenue is due primarily to a reduction in catalog response rates and price increases in paper and postage costs related to our catalog mailings.

General and Administrative

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

Other Income (Expense), Net

The improvement in other income to $1.2 million in fiscal 2006, compared with other income of $131,000 in fiscal 2005, is due primarily to the full year impact of interest earned from the proceeds from our initial public offering and the repayment of our $5.0 million term loan in fiscal 2005.

Income Taxes

In fiscal 2006, we recognized income tax expense of $249,000 on income before taxes of 655,000. Our effective tax rate for fiscal 2006 was approximately 38.1%. In fiscal 2005 we recognized income tax expense of $1.5 million on income before taxes of $4.0 million. Our effective tax rate for fiscal 2005 was approximately 37.5%.

Liquidity and Capital Resources

As of May 31, 2007 we had working capital of $29.4 million. We believe that our current cash and cash equivalents, as well as cash flows from operations, will be sufficient to continue our operations and meet our capital needs for the foreseeable future.

Net cash provided by operating activities was $697,000 and $3.7 million for fiscal 2007 and fiscal 2006, respectively. Net cash provided by operating activities in fiscal 2007 can be attributed primarily to depreciation and amortization of $1.6 million and stock compensation of $1.3 million. These increases were partially offset by an increase in accounts receivable of $1.2 million during 2007, which was driven primarily by the introduction of our deferred billing program. Net cash provided by operating activities in fiscal 2007 was used for purchases of fixed assets.

Net cash used in investing activities was $1.4 million and $3.6 million for fiscal 2007 and fiscal 2006, respectively. Cash used in investing activities in fiscal 2007 and 2006 was used for capital expenditures.

Net cash used in financing activities was $9.4 million for fiscal 2007. Net cash provided by financing activities was $456,000 in fiscal 2006. Cash used in financing activities in fiscal 2007 was primarily due to the payment of a one-time special dividend on April 26, 2007, which was slightly offset by proceeds from the exercise of stock options. Cash provided by financing activities in fiscal 2006 was primarily due to proceeds from the exercise of stock options.

As of May 31, 2007, we are not involved in any off-balance sheet arrangements.

The following table summarizes our contractual obligations as of May 31, 2007 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years
	(In thousands)

Description of Contractual Obligations:
Operating lease obligations	$1,718	$814	$894	$10

Total	$1,718	$814	$894	$10

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

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying statutory rates in effect in the years in which the differences between the financial reporting and tax filing bases of existing assets and liabilities are expected to reverse. We have incurred significant losses in years prior to fiscal 2004 for which no income tax benefit had been recognized. Significant judgment related to future taxable income is required in estimating the likelihood of recoverability of tax benefits related to those net operating losses. We have considered future taxable income in assessing the need for a valuation allowance against our deferred tax assets. We believe that all net deferred tax assets shown on our balance sheet as of May 31, 2007, are more likely than not to be realized in the future and no valuation allowance is necessary. In the event that actual results differ from those estimates or we adjust those estimates in future periods, we may need to record a valuation allowance, which would reduce deferred tax assets and the results of operations in the period the change is made.

Stock-based compensation

Effective June 1, 2006, we adopted the fair value recognition provisions of FAS 123R using the modified-prospective-transition method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. Under the modified-prospective-transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of June 1, 2006, which is based on the grant date fair value estimated in accordance with the original provisions of FAS 123R, recognized over the vesting period of the underlying options using the single-option approach, (b) compensation cost for all share-based payments granted on or subsequent to June 1, 2006, which is based on the grant-date fair value estimated in accordance with the provisions of FAS 123R, recognized over the requisite service period of the award on a straight-line basis, and (c) compensation cost for shares issued under the ESPP, which is based on the fair value estimated in accordance with the provisions of FAS 123R and is not considered material to our overall consolidated financial statements.

We calculate the fair value of our stock options granted to employees using the Black-Scholes option pricing model using the single-option approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Our computation of expected volatility is based on our historical volatility. Our computation of expected life is determined using the simplified method outlined by SEC Staff Accounting Bulletin No. 107, Share-Based Payment, or SAB 107. Under this method, our expected term is equal to the sum of the weighted average vesting term plus the original contractual term divided by two. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. A dividend yield of 0% was considered appropriate due to the lack of historical dividends paid. Although a dividend was paid to shareholders in April 2007, this is considered a special one-time dividend that is not indicative of future dividend activity. When estimating forfeitures, we considered historical termination behavior, in addition to analyzing actual option forfeitures. Our forfeiture rate is based on the weighted average termination behavior of our employees and board members, which is approximately 10.9%. Prior to the adoption of FAS 123R, we recognized the impact of forfeitures when they occurred. See Note 8 of our financial statements, Stock Based Compensation, included in Part II, Item 8 of this annual report.

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

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective as of June 1, 2007. We do not expect that the adoption of this statement will have a material impact on our consolidated results of operations or financial condition.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 06-03, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. The Company adopted this issue for the quarter ended May 31, 2007. The Company collects amounts from customers, which under common trade practices are referred to as sales taxes, and records these amounts on a net basis. The Company has not modified this accounting policy; therefore, the adoption of EITF 06-03 did not have any effect on the Company’s financial statements.

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. We will apply this guidance beginning June 1, 2008. We do not expect that the adoption of this statement will have a material impact on our results of operations or financial condition.

Also see Note 1 of our financial statements, “Organization of Business and Summary of Significant Accounting Policies,” included in Part II, Item 8 of this annual report

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly rated securities. As of May 31, 2007 we held short-term investments that had maturity dates of three months or less at the time of purchase, and consist primarily of money market accounts and commercial paper. Because of the short-term nature of our investments, we believe that our exposure to market rate fluctuations on those investments is minimal. On May 31, 2007, we had no long-term or short-term bank debt outstanding.

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

We have audited the accompanying balance sheets of Celebrate Express, Inc. (the “Company”) as of May 31, 2007 and 2006 and the related statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended May 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Celebrate Express, Inc. as of May 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the financial statements, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-based Payments, using the modified-prospective-transition method effective June 1, 2006.

As discussed in Note 1 to the financial statements, the Company recorded a cumulative effect adjustment as of June 1, 2006, in connection with the adoption of SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

/s/  Grant Thornton LLP

Seattle, Washington
August 10, 2007

CELEBRATE EXPRESS, INC.

BALANCE SHEETS

	May 31,	May 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$21,224,178	$31,326,804
Accounts receivable, net	1,490,383	338,772
Inventories	9,039,029	8,333,503
Prepaid expenses	3,692,573	4,097,548
Deferred income taxes	347,019	399,627

Total current assets	35,793,182	44,496,254
Fixed assets, net	4,453,476	4,662,439
Deferred income taxes	7,771,657	7,939,639
Other assets, net	101,186	101,892

Total assets	$48,119,501	$57,200,224

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,751,155	$3,151,082
Accrued liabilities	3,648,457	3,971,903

Total current liabilities	6,399,612	7,122,985
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, $0.001 par value and additional paid-in capital — authorized, 10,000,000 shares; issued and outstanding, 7,953,724 shares at May 31, 2007; 7,785,899 shares at May 31, 2006	67,122,392	65,495,253
Unearned stock-based compensation	—	(213,206)
Accumulated deficit	(25,402,503)	(15,204,808)

Total shareholders’ equity	41,719,889	50,077,239

Total liabilities and shareholders’ equity	$48,119,501	$57,200,224

See notes to financial statements.

CELEBRATE EXPRESS, INC.

STATEMENTS OF OPERATIONS
Years Ended May 31, 2007, 2006 and 2005

	2007	2006	2005

Net sales	$85,243,093	$87,016,029	$69,138,081
Cost of sales(1)	40,820,671	44,243,944	33,987,083

Gross margin	44,422,422	42,772,085	35,150,998
Operating expenses:
Fulfillment(1)	11,501,109	11,617,406	8,039,145
Selling and marketing(1)	23,639,950	22,075,784	16,787,231
General and administrative(1)	10,715,276	8,476,068	6,481,551
Severance and related expenses	—	1,178,978	—

Total operating expenses	45,856,335	43,348,236	31,307,927

Income (loss) from operations	(1,433,913)	(576,151)	3,843,071
Other income (expense), net;
Interest income (expense), net	1,560,807	1,230,755	131,036

Net income before income taxes	126,894	654,604	3,974,107
Income tax (expense) benefit	(83,789)	(249,378)	(1,489,259)

Net income	43,105	405,226	2,484,848
Accretion to preferred stock redemption value	—	—	(102,271)

Net income available for common shareholders’	$43,105	$405,226	$2,382,577

Net income per share:
Basic	$0.01	$0.05	$0.46

Diluted	$0.01	$0.05	$0.35

Weighted average shares outstanding:
Basic	7,849,842	7,671,733	5,152,155
Diluted	7,954,523	7,939,638	7,027,002

(1)	Stock-based compensation is included in the expense line items above in the following amounts:

Cost of Sales	$28,272	$20,973	$20,112
Fulfillment	57,539	21,854	19,608
Selling and marketing	198,307	62,458	183,868
General and administrative	1,021,213	73,413	71,822

	$1,305,331	$178,698	$295,410

See notes to financial statements.

CELEBRATE EXPRESS, INC.

STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
Years Ended May 31, 2007, 2006 and 2005

			Contributed
			Capital-Common			Total
	Common Stock and Additional Paid-in-Capital		Stock	Unearned	Accumulated	Shareholders
	Shares	Amount	Warrants	Compensation	Deficit	Equity (Deficit)

BALANCE — May 31, 2004	1,635,365	$878,539	$66,803	$(934,350)	$(18,094,882)	$(18,083,890)
Exercise of common stock options	120,102	81,511				81,511
Accretion of preferred stock discount		(102,271)				(102,271)
Issuance of common stock in connection with employee stock purchase plan	7,945	104,715				104,715
Conversion of mandatorily redeemable convertible preferred stock	3,138,175	28,146,053				28,146,053
Conversion of mandatorily redeemable convertible preferred stock warrants			199,439			199,439
Proceeds from issuance of common stock, net of offering costs	2,465,651	34,011,674				34,011,674
Exercise of preferred stock warrants	146,766	856,905				856,905
Exercise of common stock warrants	8,708	272,234	(266,242)			5,992
Unearned stock-based compensation		191,822		(191,822)		—
Cancellation of stock options		(104,556)		104,556		—
Amortization of stock-based compensation				295,410		295,410
Net Income					2,484,848	2,484,848

BALANCE — May 31, 2005	7,522,712	$64,336,626	—	$(726,206)	$(15,610,034)	$48,000,386

Exercise of common stock options	255,678	386,988				386,988
Issuance of common stock in connection with employee stock purchase plan	7,509	85,809				85,809
Cancellation of stock options		(354,668)		354,668		—
Tax effect of stock option exercises		1,020,132				1,020,132
Amortization of stock-based compensation				158,332		158,332
Restricted stock grant		20,366				20,366
Net income					405,226	405,226

BALANCE — May 31, 2006	7,785,899	$65,495,253	—	$(213,206)	$(15,204,808)	$50,077,239

Adjustment to beginning accumulated deficit (see Note 1)					(299,223)	(299,223)
Exercise of common stock options and issuance of restricted stock	160,188	252,989				252,989
Issuance of common stock in connection with employee stock purchase plan	7,637	64,736				64,736
Tax effect of stock option exercises		217,289				217,289
Stock-based compensation		1,305,331				1,305,331
Dividends paid					(9,941,577)	(9,941,577)
Reversal of unearned compensation		(213,206)		213,206		—
Net income					43,105	43,105

BALANCE — May 31, 2007	7,953,724	$67,122,392	—	$—	$(25,402,503)	$41,719,889

See notes to financial statements.

CELEBRATE EXPRESS, INC.

STATEMENTS OF CASH FLOWS
Years Ended May 31, 2007, 2006 and 2005

	2007	2006	2005

Cash flows from operating activities:
Net income	$43,105	$405,226	$2,484,848
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	138,656	204,269	1,489,259
Depreciation and amortization	1,602,357	1,505,695	709,485
Stock-based compensation	1,305,331	178,698	295,410
Excess tax benefit from exercise of stock options	(217,289)	—	—
Amortization of deferred financing costs	—	—	23,958
Accretion of debt discount	—	—	70,012
Changes in operating assets and liabilities:
Accounts receivable	(1,151,611)	(125,407)	(44,766)
Inventories	(705,526)	62,503	(2,469,719)
Prepaid expenses and other assets	404,974	(626,166)	(1,510,803)
Accounts payable	(399,927)	182,536	(61,871)
Accrued liabilities	(323,446)	1,901,103	623,567

Net cash provided by operating activities	696,624	3,688,457	1,609,380

Cash flows from investing activities:
Payments for purchases of fixed assets	(1,392,687)	(3,586,042)	(2,247,324)
Purchase of marketable securities	—	—	(61,050,000)
Maturities of marketable securities	—	—	8,950,000
Sale of marketable securities	—	—	52,100,000

Net cash used in investing activities	(1,392,687)	(3,586,042)	(2,247,324)

Cash flows from financing activities:
Dividends paid	(9,941,577)	—	—
Principal payments on capital lease obligations	—	(17,102)	(34,562)
Principal payments on notes payable	—	—	(5,000,000)
Net proceeds from sale of common stock, net of issuance costs	—	—	34,011,674
Proceeds from shares issued under the employee stock purchase plan	64,736	85,809	104,715
Proceeds from exercise of stock options	252,989	386,988	81,511
Excess tax benefit from exercise of stock options	217,289	—	—

Net cash provided by (used in) financing activities	(9,406,563)	455,695	29,163,338

Net increase (decrease) in cash and cash equivalents	(10,102,626)	558,110	28,525,394
Cash and cash equivalents:
Beginning of year	31,326,804	30,768,694	2,243,300

End of year	$21,224,178	$31,326,804	$30,768,694

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$445	$213,707
Supplemental disclosures of noncash financing activities:
Conversion of mandatorily redeemable convertible preferred stock and preferred stock warrants	$—	$—	$28,345,492
Net exercise of common stock warrants	—	—	272,234
Net exercise of preferred stock warrants	—	—	856,905
Cancellation of unvested stock options	—	354,668	104,556
Accretion of preferred stock discounts	—	—	102,271
Tax effect of stock option exercises	—	1,020,132	—

See notes to financial statements.

CELEBRATE EXPRESS, INC.

Notes to financial Statements

1.	Organization of Business and Summary of Significant Accounting Policies

Description of Business — Celebrate Express, Inc. (the “Company”), a Washington corporation, is a provider of celebration products for families with young children, via the Internet and catalogs. The Company currently operates two brands, Birthday Express and Costume Express, which respectively offer children’s party products and children’s costumes and accessories. The Company wound down the operations of the Storybook Heirlooms brand in fiscal 2007, which offered girls’ special occasion and specialty apparel.

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

The Company’s ability to acquire products is dependent on its relationship with various suppliers from whom it purchases party products, costumes and various accessories. One vendor accounted for 14.6% and 10.6% of the Company’s purchases for the years ended May 31, 2007 and May 31, 2006, respectively. No vendors accounted for more than 10% of purchases in fiscal 2005.

Segments — The Company complies with the requirements of Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, (“SFAS No. 131”), which establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures. Management has determined that the Company operates in one segment, celebration products. Net sales by product line in fiscal 2007 were $69.2 million, $2.2 million, and $13.3 million for Birthday Express, Storybook Heirlooms, and Costume Express, respectively. Net sales by product line in fiscal 2006 were $68.4 million, $9.0 million and $9.6 million for Birthday Express, Storybook Heirlooms and Costume Express, respectively. Net sales by product line in fiscal 2005 were $54.9 million, $9.0 million, and $5.2 million for Birthday Express, Storybook Heirlooms and Costume Express, respectively. In the year ended May 31, 2007 the Company also had $560,000 of other revenue. There was no such revenue in fiscal 2006 or fiscal 2005.

Cash and Cash Equivalents — Cash equivalents include short-term investments that have a maturity date at the time of purchase of three months or less, and consist primarily of money market accounts and commercial paper.

Accounts Receivable — Accounts receivable includes $1.2 million in amounts due from customers who have elected to take advantage of our deferred billing program, which allows customers to defer payment for up to 90 days. The Company assumes the credit risk for these transactions and has recorded an allowance for doubtful accounts based upon estimated uncollectible amounts.

Inventories — Inventories are stated at the lower of market or weighted-average cost on a first-in first-out basis. The Company writes down inventory for estimated obsolescence or damage for the excess cost of the inventory over estimated market value based upon assumptions about future demand and market condition.

CELEBRATE EXPRESS, INC.

Notes to financial Statements — (Continued)

The components were as follows:

	May 31,
	2007	2006

Finished goods	$8,706,354	$7,986,237
Raw materials	332,675	347,266

	$9,039,029	$8,333,503

Prepaid Expenses — Prepaid expenses include prepaid catalog costs of $1,388,719 and $1,682,845 as of May 31, 2007 and 2006, respectively. These prepaid catalog costs consist of the costs to produce, print and distribute catalogs. Such costs are capitalized and amortized over the expected sales life of each catalog, which is generally 90 to 120 days.

Fixed Assets — Fixed assets, which include equipment, computers and software, furniture and fixtures, and leasehold improvements, are depreciated on a straight-line basis over their estimated useful lives, ranging from three to ten years, or the life of the lease, whichever is shorter. Routine maintenance and repairs are expensed as incurred.

Capitalized Software — The Company capitalizes internally developed software costs and website development costs in accordance with the provisions of Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use and Emerging Issues Task Force (“EITF”) No. 00-2, Accounting for Website Development Costs. Capitalized costs are amortized on a straight-line basis over the estimated useful life of the software once it is available for use.

Long-Lived Assets — The Company reviews the carrying value of its long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated future cash inflows attributable to the assets, less estimated future cash outflows, are less than the carrying amount, an impairment loss would be recognized. No impairment was recognized for the years ended May 31, 2007 and 2005. An impairment loss of approximately $268,000 was recognized in the fiscal year ended May 31, 2006 related to various warehouse equipment, software and Storybook Heirlooms assets that were no longer in use. The statement of operations included $98,000 and $170,000 in fulfillment and general and administrative expenses, respectively for this impairment in the fiscal year ended May 31, 2006.

Fair Value of Financial Instruments — The carrying amount of the Company’s cash, accounts receivable, accounts payable, accrued liabilities, and capital lease obligations approximates fair value based on the short term nature of these instruments.

Revenue Recognition — Internet and catalog sales include shipping revenue and are recorded net of estimated returns and promotional discounts on the estimated date of receipt by the customer. We require payment for goods prior to shipment, which is recorded as deferred revenue until the estimated date the customer has received the shipment. A sales return liability is estimated based on historical return experience. Our reserve for product returns was $75,413 and $143,235 for fiscal years ended May 31, 2007 and 2006, respectively.

Cost of Sales — Cost of sales consists primarily of the cost of merchandise sold to customers, inbound and outbound shipping costs, rent, depreciation, and other operating costs for the manufacturing facility.

Shipping and Handling Charges — Outbound shipping charges billed to customers are included in net sales and amounted to $12,705,120, $12,323,602, and $8,895,092 for the years ended May 31, 2007, 2006 and 2005, respectively. Outbound shipping and handling charges incurred by the Company are included within cost of goods sold and amounted to $11,360,479, $11,844,910, and $8,180,282 for the years ended May 31, 2007, 2006 and 2005, respectively.

CELEBRATE EXPRESS, INC.

Notes to financial Statements — (Continued)

Advertising — Advertising costs include on-line marketing efforts, print advertising and other direct marketing strategies and are generally expensed as incurred. The pre-paid direct marketing expenses consist of third party costs including paper, printing and mailing costs and are capitalized and amortized, upon release, over the expected period of future benefit which is generally 90 to 120 days. Advertising costs included in Selling and Marketing expense for the years ended May 31, 2007, 2006 and 2005 was $19,835,467, $17,833,424, and $13,294,700, respectively.

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

Stock-Based Compensation — The Company grants stock awards under our 2004 Amended and Restated Equity Incentive Plan (the “2004 Plan”). Additionally, in October 2004, the Company adopted an Employee Stock Purchase Plan (the “ESPP”).

Prior to June 1, 2006, we accounted for the 2004 Plan and the ESPP under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-based Compensation (FAS 123). Under APB 25, no compensation expense was recognized when the exercise price of employee stock options equaled the fair value of the underlying stock on the date of grant. Deferred stock-based compensation was recorded for those situations where the exercise price of an option was lower than the fair value for financial reporting purposes of the underlying common stock on the date of grant. Deferred stock-based compensation was being amortized over the vesting period of the underlying options and the remaining balance of $213,000 was reversed against shareholders’ equity on June 1, 2006.

Effective June 1, 2006, we adopted the fair value recognition provisions of FAS 123R using the modified-prospective-transition method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. Under the modified-prospective-transition method, compensation cost recognized in fiscal 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of June 1, 2006, which is based on the grant date fair value estimated in accordance with the original provisions of FAS 123, recognized over the vesting period of the underlying options, (b) compensation cost for all share-based payments granted after June 1, 2006, which is based on the grant-date fair value estimated in accordance with the provisions of FAS 123R, recognized over the requisite service period of the award on a straight-line basis, and (c) compensation cost for shares issued under the ESPP, which is based on the fair value estimated in accordance with the provisions of FAS 123R and is not considered material to our overall financial statements. As prescribed under the modified prospective method, results for the prior periods have not been restated.

CELEBRATE EXPRESS, INC.

Notes to financial Statements — (Continued)

The following table presents the impact of the Company’s adoption of FAS 123R on selected line items from its financial statements for the year ended May 31, 2007:

	Year Ended May 31,
	2007
		Impact of Adopting
	As Reported	FAS 123R(1)

Cost of sales	$40,820,671	$10,620
Fulfillment	11,501,109	28,946
Selling and marketing	23,639,950	151,485
General and administrative	10,715,276	944,645
Net income	43,105	(749,559)
Basic net income per share	$0.01	$(0.09)
Diluted net income per share	$0.01	$(0.09)

(1)	Incremental stock-based compensation resulting from the adoption of FAS 123R, which excludes stock-based compensation that would have been recognized under APB 25 for options granted with exercise prices below market value on the date of grant prior to adoption of FAS 123R.

The following table illustrates the effect on net income and net income per share had we applied the fair value recognition provisions of FAS 123 to options granted under the 2004 Plan and ESPP for all periods presented prior to June 1, 2006.

	Year Ended May 31,
	2006	2005

Net income available for common sharehoders, as reported	$405,226	$2,382,577
Add: Stock-based employee compensation expense, as reported	178,698	295,410
Deduct: Stock-based employee compensation expense determined under the fair-value-based method	(444,766)	(634,610)

Pro forma net income available for common shareholders — basic	$139,158	$2,043,377

Add: Accretion to preferrred stock redemption value	—	102,271

Pro Forma net income available for common shareholders — diluted	$139,158	$2,145,648

Total weighted average shares outstanding in in computing pro forma net income per share
Basic	7,671,733	5,152,155
Diluted	7,945,135	6,892,204
Net income per share:
Basic — as reported	$0.05	$0.46

Diluted — as reported	$0.05	$0.35

Basic — FAS 123 pro forma	$0.02	$0.40

Diluted — FAS 123 pro forma	$0.02	$0.31

Disclosures for the year ended May 31, 2007 are not presented as the amounts are recognized in the financial statements in accordance with the fair value method of FAS 123R, as discussed above.

Initial Adoption of Staff Accounting Bulletin No. 108 — At May 31, 2007, we adopted Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements

CELEBRATE EXPRESS, INC.

Notes to financial Statements — (Continued)

in Current Year Financial Statements. We identified two errors in our previously issued financial statements relating to deferred income taxes. These errors were the result of the understatement of deferred tax assets related to net operating loss carryforwards and an overstatement of deferred tax assets related to fixed assets in the net amount of $381,000. We also identified an adjustment related to incorrectly but consistently accruing audit fees during the fiscal year instead of in the year the services were actually performed resulting in an overstatement of accrued liabilities in the amount of $82,000. Based on an analysis of the errors performed in accordance with SAB 108, we have concluded that the effect of the errors is not material to any of the individual prior periods’ income statements or balance sheets, however the adjustment is material to the financial statements for the year ended May 31, 2007 using the dual approach established under SAB 108. As such, we have recorded the correction as a cumulative effect adjustment to the fiscal year 2007 beginning accumulated deficit, as follows (in thousands):

Accumulated deficit, May 31, 2006, as reported	$(15,205)
Cumulative effect adjustment	(299)

Accumulated deficit, May 31, 2006, as restated	$(15,504)

New Accounting Pronouncements — In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective as of June 1, 2007. We do not expect that the adoption of this statement will have a material impact on our consolidated results of operations or financial condition.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 06-03, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. The Company adopted this issue for the quarter ended May 31, 2007. The Company collects amounts from customers, which under common trade practices are referred to as sales taxes, and records these amounts on a net basis. The Company has not modified this accounting policy; therefore, the adoption of EITF 06-03 did not have any effect on the Company’s financial statements.

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. We will apply this guidance beginning June 1, 2008. We do not expect that the adoption of this statement will have a material impact on our results of operations or financial condition.

CELEBRATE EXPRESS, INC.

Notes to financial Statements — (Continued)

2.	Initial Public Offering

On October 20, 2004 the Company issued 2,057,081 shares of its common stock in an initial public offering. In November 2004 the Company issued 408,570 shares upon exercise by the underwriters of their over allotment option. All shares were sold at an offering price of $15.50 per share. The proceeds to the Company from the offering were $34.0 million, net of $4.2 million in direct and incremental offering expenses and underwriters’ discounts.

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

3.	Fixed Assets

Fixed assets consist of the following at May 31:

	2007	2006

Equipment	$4,128,445	$4,195,958
Computers and software	3,220,134	5,788,136
Furniture and fixtures	2,900,731	2,739,402
Leasehold improvements	1,070,071	1,096,050

	11,319,381	13,819,546
Accumulated depreciation	(6,865,905)	(9,157,107)

	$4,453,476	$4,662,439

Depreciation and amortization expenses were $1,602,357, $1,440,955, and $709,485 for the years ended May 31, 2007, 2006 and 2005, respectively.

Capitalized software costs include external direct costs and internal direct labor costs of developing software for internal use. Amortization begins in the period in which the software is ready for its intended use. The Company had $788,000 and $287,000 of unamortized computer software and website development costs at May 31, 2007 and May 31, 2006, respectively.

4.	Income Taxes

Income tax expense consists of the following:

	Years Ended May 31,
	2007	2006	2005

Current income tax expense	$25,822	$45,109	$—
Deferred income tax expense	$57,967	$204,269	$1,489,259

Total income tax expense	$83,789	$249,378	$1,489,259

CELEBRATE EXPRESS, INC.

Notes to financial Statements — (Continued)

Differences between income taxes computed by applying the U.S. federal income tax rate of 34% to pretax income are as follows for the years ended May 31:

	2007		2006		2005

Federal income tax expense at statutory rate	$43,144	34.0%	$222,566	34.0%	$1,351,196	34.0%
Permanent differences & other	5,694	4.5%	9,933	1.5%	91,547	2.3%
State income taxes, net of federal effect	3,133	2.4%	9,320	1.4%	46,516	1.2%
Stock compensation	31,818	25.1%	7,559	1.2%	—	0.0%

Income tax expense	$83,789	66.0%	$249,378	38.1%	$1,489,259	37.5%

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets are as follows at May 31 (in thousands):

	2007	2006

Deferred tax assets:
Current:
Reserves and allowances	$252,748	$289,557
Accrued liabilities	94,271	110,070
Noncurrent:
Net operating loss carryforwards	7,327,120	7,419,469
Fixed assets and intangible assets	50,131	517,888
Stock-based compensation	394,406	2,282

Net deferred tax asset	$8,118,676	$8,339,266

As of May 31, 2007, the Company had net operating loss carryforwards for federal income tax purposes of $21.1 million that are scheduled to expire between 2020 and 2026 if unused and net operating loss carryforwards for state income tax purposes of $1.5 million that are scheduled to expire between 2016 and 2021 if unused. Under the Internal Revenue Code of 1986, as amended, the amounts of and benefits from net operating loss and tax carryforwards may be impaired or limited in certain circumstances. Events which could cause limitations in the amount of net operating losses that the Company may utilize in any one year, include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The Company continually evaluates whether changes in its stock ownership have resulted in annual limitations to the utilization of our deferred tax assets. We have considered future taxable income in assessing the need for a valuation allowance against our deferred tax assets. At this time the Company believes it is more likely than not that it will be able to utilize its net operating loss carryforwards prior to any expiration.

5.	Commitments and Contingencies

The Company leases buildings under non-cancelable operating lease agreements with expiration dates through December 2011 and renewal options ranging from 0 to 3 years. Rental expense totaled $876,909, $778,101, and $632,151 for the years ended May 31, 2007, 2006 and 2005, respectively.

CELEBRATE EXPRESS, INC.

Notes to financial Statements — (Continued)

As of May 31, 2007, future annual minimum rental payments under non-cancelable operating lease agreements are as follows for the years ending May 31:

Operating Leases

2008	$814,146
2009	632,642
2010	241,423
2011	19,964
2012	10,130

$1,718,305

Contingencies — From time to time, the Company is subject to contingencies resulting from legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its financial position or results of operations.

6.	Stockholders Equity

On March 15, 2007 our Board of Directors declared a special dividend of $1.25 per share of common stock, payable to shareholders of record as of April 12, 2007. The aggregate dividend of $9.9 million was paid on April 26, 2007 from existing cash resources.

7.	Income Per Share

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

CELEBRATE EXPRESS, INC.

Notes to financial Statements — (Continued)

The following table sets forth the computation of basic and diluted net income per share for the years ended May 31:

	2007	2006	2005

Net income available for common shareholders — basic	$43,105	$405,226	$2,382,577
Add: Accretion to preferred stock redemption value	—	0	102,271

Net income available for common shareholders — diluted	$43,105	$405,226	$2,484,848

Weighted average common shares outstanding	7,849,842	7,671,733	5,152,155
Basic net income per share	$0.01	$0.05	$0.46

Common share equivalents:
Dilutive effect of common stock options	104,681	267,906	579,514
Dilutive effect of common and preferred stock warrants	—	—	65,856
Dilutive effect of mandatorily redeemable convertible preferred stock	—	—	1,229,477

Weighted average common shares and common share equivalents	7,954,523	7,939,639	7,027,002
Diluted net income per share	$0.01	$0.05	$0.35

The following is a summary of the weighted average securities during the respective periods that have been excluded from the calculation because the effect on net income per share would be antidilutive:

	Year Ended May 31,
	2007	2006	2005

Restricted stock	2,728	2,643	—
Common stock options	634,401	194,030	23,589

	637,129	196,673	23,589

8.	Stock Based Compensation

In July 2004, the Board of Directors adopted the 2004 Plan, which amended and restated in its entirety the 1999 Amended and Restated Equity Incentive Plan (the “1999 Plan”). Options granted prior to July 10, 2004 shall remain in effect and subject to the terms of the 1999 Plan. A total of 1,549,669 shares of common stock were authorized for issuance under the 2004 Plan. Generally, options vest at the rate of 25% on the first anniversary of the grant and 25% each successive year until fully vested. Options granted under the 2004 Plan are exercisable over a period of time, generally either 7 or 10 years, designated by the Board and are subject to other terms and conditions as determined by the Board. When a stock award expires or is terminated before it is exercised, the shares become available for issuance under the 2004 Plan.

The 2004 Plan permits the grant of options to directors, officers, employees, consultants, and advisors. Options may be either incentive stock options or nonqualified stock options. The 2004 Plan also permits the grant of stock bonuses and rights to purchase restricted stock. There were 345,252 shares remaining for future grant under the Plan as of May 31, 2007.

Beginning on June 1, 2006, the number of reserved shares is increased annually on the first day of each fiscal year by the lesser of (i) 3% of the total number of shares of common stock outstanding on the last day of the previous fiscal year, (ii) 198,675 shares, or (iii) a lesser number of shares as determined by our board of directors.

CELEBRATE EXPRESS, INC.

Notes to financial Statements — (Continued)

Determining Fair Value

We calculate the fair value of our stock options granted to employees using the Black-Scholes option pricing model using the single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The following weighted-average assumptions were used in arriving at the fair value of each option grant:

	Years Ended May 31,
	2007	2006	2005

Expected dividend rate	0%	0%	0%
Expected volatility	58.3%	56.6%	92.5%
Expected term (in years)	5.6	4.3	3.9
Risk-free interest rate	5.0%	4.4%	4.3%
Weighted average fair value	$6.92	$6.54	$9.87

Expected Volatility.  Our computation of expected volatility in fiscal 2007 is based on the historical volatility of our common stock and the experience of what we believe are peer companies based on the similar nature of our industry and option plan characteristics. We used a volatility factor that considers the historical experience of these peer companies using a period commensurate with the expected life of the award.

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

Expected Dividend.  A dividend yield of 0% was considered appropriate due to the lack of historical dividends paid. Although a dividend was paid to shareholders in April 2007, this is considered a special one-time dividend that is not indicative of future dividend activity.

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

Stock Compensation Expense

We recognized stock-based compensation totaling $1.3 million for the year ended May 31, 2007 under FAS 123R. As required by FAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. Prior to June 1, 2006, we recognized stock-based compensation under the provisions of APB 25 for options granted with exercise prices below market value on the date of grant. Compensation expense under the previous methods for the years ended May 31, 2006 and May 31, 2005 totaled $179,000 and $295,000, respectively.

CELEBRATE EXPRESS, INC.

Notes to financial Statements — (Continued)

The following table summarizes stock-based compensation by operating function recorded in the Statement of Operations:

	Years Ended May 31,
	2007	2006	2005

Cost of sales	$28,272	$20,973	$20,112
Fulfillment	57,539	21,854	19,608
Selling and marketing	198,307	62,458	183,868
General and administrative	1,021,213	73,413	71,822

	$1,305,331	$178,698	$295,410

As of May 31, 2007, the total compensation cost related to unvested options and restricted stock units granted to employees totaled $2.9 million, inclusive of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of 1.5 years and will be adjusted for actual forfeitures.

Recorded stock compensation expense in fiscal 2006 and 2005 relates primarily to options granted prior to our October 2004 initial public offering. For such options, the Company determined the fair value of the underlying common stock using a retrospective valuation approach based on several factors, including market capitalizations of similar retailers and discounted cash flow modeling techniques. The valuations were performed by Company personnel and supported by a valuation report received from an independent valuation firm. Subsequent to the offering date the fair value of options granted is determined based on the market value on the date of grant.

Stock Option Activity

Stock option transactions are summarized as follows:

	2007		2006		2005
		Weighted-Average		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning of year	512,260	$9.33	757,584	$4.86	702,588	$1.36
Granted	483,240	11.97	209,556	13.47	288,055	14.36
Exercised	(155,496)	1.73	(255,677)	1.51	(120,103)	0.68
Cancelled or expired	(122,258)	12.99	(199,203)	6.45	(112,956)	11.87

Outstanding, end of year	717,746	12.07	512,260	9.33	757,584	4.86

Exercisable, end of year	170,370	11.71	256,864	5.88	395,331	2.35

The aggregate intrinsic value of the option shares outstanding and exercisable at May 31, 2007 was $182,000 and $159,000, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of our common stock for the shares subject to options that were in-the-money at May 31, 2007. The weighted-average remaining contractual term of the option shares outstanding and exercisable at May 31, 2007 is 8.08 years and 7.06 years, respectively. The weighted-average fair value at grant date of options granted during fiscal 2007, 2006 and 2005 was $6.92, $6.66 and $9.87, respectively. The exercise price of all options granted in fiscal 2007 and 2006 was equal to the fair value on the grant date. There were 167,563 options granted in fiscal 2005 with exercise prices less than the market value on the date of grant. The weighted-average fair value at the date of grant for these options was $10.55. The remaining options granted in 2005 had exercise prices equal to the market value on the date of grant and had a weighted-average fair value at the date of grant of $8.93.

Certain employees have been granted restricted stock unit awards pursuant to the 2004 Plan. In fiscal 2006, a total of 10,600 shares were granted and were valued at the closing stock price of $11.98 on the date of grant. In fiscal

CELEBRATE EXPRESS, INC.

Notes to financial Statements — (Continued)

2007, an additional 2,000 shares were granted and were valued at the closing stock price of $13.07 on the date of grant. There were no restricted stock unit awards granted during fiscal 2005. During the twelve months ended May 31, 2007, 6,300 shares vested and 3,500 shares were forfeited. As of May 31, 2007 there were 2,800 shares outstanding and unvested.

Additional information regarding options outstanding as of May 31, 2007 is as follows:

		Weighted-Average
	Number	Remaining Contractual	Number
Range of Exercise Prices	Outstanding	Life (in Years)	Exercisable

$ 0.41 - 0.53	14,860	5.62	13,286
1.66 - 1.72	5,300	6.65	3,829
7.55 - 9.12	43,115	4.95	18,115
11.69 - 12.91	489,329	8.48	67,555
13.05 - 14.72	139,396	7.61	48,855
16.06 - 18.75	25,746	7.53	18,730

	717,746		170,370

9.	Employee Stock Purchase Plan

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

10.	Employee Benefit Plan

The Company sponsors a 401(k) Profit Sharing Plan (the “Plan”), which covers all eligible employees. The Plan is a qualified defined contribution plan in which all eligible employees may elect to have a percentage of their pretax compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service. The Company can match contributions and provide profit sharing contributions. The Company made no such contributions during the years ended May 31, 2007, 2006 or 2005.

11.	Severance and Related Costs

The results for the prior fiscal year ended May 31, 2006 include approximately $1.2 million in severance and related costs. On October 17, 2005, the Company entered into settlement agreements with Ms. Lori Liddle, Chief Marketing and Merchandising Officer, Ms. Dina Alhadeff, Vice President, Storybook and a third individual, which

CELEBRATE EXPRESS, INC.

Notes to financial Statements — (Continued)

agreements provide for, among other things, cash severance payments, agreements not to compete and agreements to dismiss a legal complaint by such individuals alleging wrongful termination. The $1.2 million of severance and related costs was incurred during the quarter ending November 30, 2005, at which time we agreed to settlement of all claims including claims of wrongful termination by these former employees, and is comprised of the cash severance payments and related payroll taxes, as well as legal fees incurred by the Company relating to the severance negotiations and the complaint of wrongful termination. There were no significant severance and related costs in fiscal 2007.

12.	Quarterly Financial Data (Unaudited)

The following tables set forth our unaudited quarterly results of operations data for the eight most recent quarters for the period ended May 31, 2007. We have prepared this information on the same basis as the Statements of Operations and the information includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary.

	2007 Quarter Ended
	Aug. 31	Nov. 30	Feb. 28	May 31
	(In thousands, except per share amounts)

Net sales	$19,942	$28,511	$16,680	$20,109
Cost of sales	9,944	14,193	7,582	9,101

Gross margin	9,998	14,318	9,098	11,008
Operating expenses:
Fulfillment	2,979	3,433	2,495	2,594
Selling and marketing	5,318	7,751	4,714	5,857
General and administrative	2,442	2,801	2,491	2,982

Total operating expenses	10,739	13,985	9,700	11,433
Income (loss) from operations	(741)	333	(602)	(425)
Other income, net:
Interest income, net	383	427	400	351

Net income (loss) before income taxes	(358)	760	(202)	(74)
Income tax benefit (expense)	32	(192)	65	12

Net income (loss)	(326)	568	(137)	(62)

Net income (loss) per share:
Basic	$(0.04)	$0.07	$(0.02)	$(0.01)

Diluted	$(0.04)	$0.07	$(0.02)	$(0.01)

CELEBRATE EXPRESS, INC.

Notes to financial Statements — (Continued)

	2006 Quarter Ended
	Aug. 31	Nov. 30	Feb. 28	May 31
	(In thousands, except per share amounts)

Net sales	$17,928	$26,129	$18,786	$24,173
Cost of sales	8,917	13,113	9,788	12,426

Gross margin	9,011	13,016	8,998	11,747
Operating expenses:
Fulfillment	2,310	2,857	3,001	3,449
Selling and marketing	4,022	6,403	4,927	6,724
General and administrative	1,820	2,247	2,008	2,401
Severance and related expenses(1)	—	1,179	—	—

Total operating expenses	8,152	12,686	9,936	12,574
Income (loss) from operations	859	330	(938)	(827)
Other income, net:
Interest income, net	242	304	323	362

Net income (loss) before income taxes	1,101	634	(615)	(465)
Income tax benefit (expense)	(401)	(207)	217	141

Net income (loss)	700	427	(398)	(324)

Net income (loss) per share:
Basic	$0.09	$0.06	$(0.05)	$(0.04)

Diluted	$0.09	$0.05	$(0.05)	$(0.04)

(1)	In our second quarter ended November 30, 2005, we recorded severance and related costs of $1,179 related to the termination of certain officers of the corporation in July 2005.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

We have reviewed our internal controls over financial reporting and have made no changes during the quarter ended May 31, 2007 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its 2007 annual meeting of shareholders (“2007 Annual Meeting of Shareholders”), and the information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant.

The information required by Item 10 is incorporated by reference to the Proxy Statement. Compliance with Section 16(a) of the Exchange Act. The information required by Item 10 relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Proxy Statement.

Code of Ethics.  We have adopted a “Code of Ethics” applicable to our directors, officers and employees including our chief executive officer and our senior financial officers. Our Code of Ethics is available in the Investor Information section of our website www.celebrateexpress.com or by requesting a free copy by writing us at Celebrate Express, Inc., 11232 — 120th Avenue NE, Suite 204, Kirkland, Washington 98033, attention Investor Relations. We intend to satisfy the disclosure requirements regarding any amendment to, or waiver from, a provision of our Code of Ethics by disclosing such matters in the Investor Relations section of our website.

Item 11.	Executive Compensation.

The information required by Item 11 is incorporated by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.

The information required by Item 13 is incorporated by reference to the Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) See Item 8 for Financial Statements and Report of Grant Thornton LLP

(2) Exhibits

3	.1(1)	Amended and Restated Articles of Incorporation of Celebrate Express, Inc.
3	.2(1)	Amended and Restated Bylaws of Celebrate Express, Inc.
3	.3(2)	Amendments to Sections 2.1, 2.2 and 3.3 of the Amended and Restated Bylaws of Celebrate Express, Inc.
3	.4(3)	Amendments to Sections 3.9 and 11.1 of the Amended and Restated Bylaws of Celebrate Express, Inc.
3	.5(4)	Amendment to Section 11.1 of the Amended and Restated Bylaws of Celebrate Express, Inc.
4	.1(1)	Specimen Common Stock Certificate
4	.2(1)	Amended and Restated Investor’s Rights Agreement dated November 15, 2001, by and among the Company and the investors named therein
4	.3(5)	Preferred Shares Rights Agreement, dated July 25, 2005
4	.4(5)	Form of Preferred Shares Rights Certificate
10	.1(1)*	Form of Indemnity Agreement entered into by the Registrant and each of its directors and executive officers
10	.2(1)*	2004 Amended and Restated Equity Incentive Plan and forms of agreements thereunder
10	.3(1)*	Employee Stock Purchase Plan
10	.4(1)	Lease agreement between Registrant and Highwoods Realty Limited Partnership dated November 12, 1999
10	.5(1)	First Amendment to Lease between Registrant and Highwoods Realty Limited Partnership dated June 14, 2004
10	.6(6)	Second Amendment to Lease Agreement between the Company and Highwoods Realty Limited Partnership, dated as of December 15, 2004.
10	.7(1)	Lease agreement between Registrant and Queen Investment Company dated October 1, 2003
10	.8(1)	Lease Amendment No. 1 between Registrant and Queen Investment Company dated March 3, 2004
10	.9(7)	Lease agreement between Registrant and Queen Investment Company dated June 8, 2006
10	.10(8)	Third Amendment to Lease Agreement between the Company and Highwoods Realty Limited Partnership, dated as of April 18, 2007
10	.11(9)*	Employment offer letter with Mr. Dennis Everhart, dated July 28, 2006.
10	.12(9)*	Employment offer letter with Ms. Lisa Tuttle, dated August 30, 2006.
10	.13(9)*	Severance and Change in Control Agreement with Mr. Darin White, dated September 18, 2006
10	.14(10)*	Employment offer letter with Ms. Beth Sommers dated November 27, 2006
10	.15(11)*	Celebrate Express Fiscal 2007 Bonus Program Summary
10	.16*	Employment offer letter with Mr. Michael Eisenberg, dated May 14, 2007
23.1		Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
31.1		Rule 13a-14(a) Certification (CEO)
31.2		Rule 13a-14(a) Certification (CFO)
32.1		Section 1350 Certification (CEO)
32.2		Section 1350 Certification (CFO)

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-117459), as amended, initially filed with the Securities and Exchange Commission on July 16, 2004.

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2006

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2006

(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2007.

(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2006.

(6)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Securities & Exchange Commission on April 14, 2005.

(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended May 31, 2006.

(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2007.

(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Securities & Exchange Commission on October 13, 2006.

(10)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Securities & Exchange Commission on January 12, 2007

(11)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Securities & Exchange Commission on April 13, 2007.

*	Management compensatory plans, contract or arrangement required to be filed as exhibits to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELEBRATE EXPRESS, INC.

By:	/s/ Kevin A. Green
Kevin A. Green
President and Chief Executive Officer

Date: August 17, 2007

By:	/s/ Darin L. White
Darin L. White
Vice President, Finance

Date: August 17, 2007

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin A. Green Kevin A. Green	President and Chief Executive Officer (Principal Executive Officer)	August 17, 2007
/s/ Darin L. White Darin L. White	Vice President, Finance and Secretary (Principal Financial and Accounting Officer)	August 17, 2007
/s/ Keith Crandell Keith Crandell	Director	August 17, 2007
/s/ Estelle DeMuesy Estelle DeMuesy	Director	August 17, 2007
/s/ Donald R. Hughes Donald R. Hughes	Director	August 17, 2007
/s/ Jean Reynolds Jean Reynolds	Director	August 17, 2007
/s/ Stephen Roseman Stephen Roseman	Director	August 17, 2007
/s/ Kenneth A. Shubin Stein Kenneth A. Shubin Stein	Director	August 17, 2007

EXHIBIT INDEX

Exhibit No.		Description

3	.1(1)	Amended and Restated Articles of Incorporation of Celebrate Express, Inc.
3	.2(1)	Amended and Restated Bylaws of Celebrate Express, Inc.
3	.3(2)	Amendments to Sections 2.1, 2.2 and 3.3 of the Amended and Restated Bylaws of Celebrate Express, Inc.
3	.4(3)	Amendments to Sections 3.9 and 11.1 of the Amended and Restated Bylaws of Celebrate Express, Inc.
3	.5(4)	Amendment to Section 11.1 of the Amended and Restated Bylaws of Celebrate Express, Inc.
4	.1(1)	Specimen Common Stock Certificate
4	.2(1)	Amended and Restated Investor’s Rights Agreement dated November 15, 2001, by and among the Company and the investors named therein
4	.3(5)	Preferred Shares Rights Agreement, dated July 25, 2005
4	.4(5)	Form of Preferred Shares Rights Certificate
10	.1(1)*	Form of Indemnity Agreement entered into by the Registrant and each of its directors and executive officers
10	.2(1)*	2004 Amended and Restated Equity Incentive Plan and forms of agreements thereunder
10	.3(1)*	Employee Stock Purchase Plan
10	.4(1)	Lease agreement between Registrant and Highwoods Realty Limited Partnership dated November 12, 1999
10	.5(1)	First Amendment to Lease between Registrant and Highwoods Realty Limited Partnership dated June 14, 2004
10	.6(6)	Second Amendment to Lease Agreement between the Company and Highwoods Realty Limited Partnership, dated as of December 15, 2004.
10	.7(1)	Lease agreement between Registrant and Queen Investment Company dated October 1, 2003
10	.8(1)	Lease Amendment No. 1 between Registrant and Queen Investment Company dated March 3, 2004
10	.9(7)	Lease agreement between Registrant and Queen Investment Company dated June 8, 2006
10	.10(8)	Third Amendment to Lease Agreement between the Company and Highwoods Realty Limited Partnership, dated as of April 18, 2007
10	.11(9)*	Employment offer letter with Mr. Dennis Everhart, dated July 28, 2006.
10	.12(9)*	Employment offer letter with Ms. Lisa Tuttle, dated August 30, 2006.
10	.13(9)*	Severance and Change in Control Agreement with Mr. Darin White, dated September 18, 2006
10	.14(10)*	Employment offer letter with Ms. Beth Sommers dated November 27, 2006
10	.15(11)*	Celebrate Express Fiscal 2007 Bonus Program Summary
10	.16*	Employment offer letter with Mr. Michael Eisenberg, dated May 14, 2007
23.1		Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
31.1		Rule 13a-14(a) Certification (CEO)
31.2		Rule 13a-14(a) Certification (CFO)
32.1		Section 1350 Certification (CEO)
32.2		Section 1350 Certification (CFO)

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-117459), as amended, initially filed with the Securities and Exchange Commission on July 16, 2004.

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2006

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2006

(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2007.

(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2006.

(6)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Securities & Exchange Commission on April 14, 2005.

(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended May 31, 2006.

(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2007.

(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Securities & Exchange Commission on October 13, 2006.

(10)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Securities & Exchange Commission on January 12, 2007

(11)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Securities & Exchange Commission on April 13, 2007.

*	Management compensatory plans, contract or arrangement required to be filed as exhibits to this report.