Form 10-Q
period 2007-08-31
CELEBRATE EXPRESS, INC.
filed 2007-10-11
CIK 1100124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                           to
Commission file number 000-50973
CELEBRATE EXPRESS, INC.
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1644428 (I.R.S. Employer Identification No.)

11232 – 120th Avenue NE Kirkland, Washington (Address of principal executive offices)	98033 (Zip Code)
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
Large accelerated filer ☐         Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of September 30, 2007, there were 7,967,255 shares of the registrant’s common stock outstanding.

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
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CELEBRATE EXPRESS, INC.
BALANCE SHEETS

	August 31, 2007	May 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,139,350	$21,224,178
Accounts receivable, net	1,652,903	1,490,383
Inventories	14,445,873	9,039,029
Prepaid expenses	4,700,519	3,692,573
Deferred income taxes	247,348	347,019

Total current assets	36,185,993	35,793,182

Fixed assets, net	5,089,866	4,453,476
Deferred income taxes	8,196,467	7,771,657
Other assets, net	101,009	101,186

Total assets	$49,573,335	$48,119,501

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,815,558	$2,751,155
Accrued liabilities	3,108,822	3,648,457
Current portion of capital leases	22,728	—

Total current liabilities	7,947,108	6,399,612

Long-term captial lease obligations	49,439	—
Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $0.001 par value and additional paid-in capital - authorized, 10,000,000 shares; issued and outstanding, 7,965,816 shares at August 31, 2007; 7,953,724 shares at May 31, 2007	67,555,826	67,122,392
Accumulated deficit	(25,979,038)	(25,402,503)

Total shareholders’ equity	41,576,788	41,719,889

Total liabilities and shareholders’ equity	$49,573,335	$48,119,501

See notes to financial statements.

CELEBRATE EXPRESS, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	August 31, 2007	August 31, 2006
Net sales	$17,561,870	$19,941,779
Cost of sales (1)	7,962,490	9,943,903

Gross margin	9,599,380	9,997,876

Operating expenses:
Fulfillment (1)	2,369,350	2,979,005
Selling and marketing (1)	5,499,221	5,317,922
General and administrative (1)	2,845,252	2,441,521

Total operating expenses	10,713,823	10,738,448

Loss from operations	(1,114,443)	(740,572)

Other income, net;
Interest income, net	241,301	382,943

Net loss before income taxes	(873,142)	(357,629)

Income tax benefit	296,607	31,650

Net loss	(576,535)	(325,979)

Net loss per share:
Basic	$(0.07)	$(0.04)

Diluted	$(0.07)	$(0.04)

Weighted average shares outstanding:
Basic	7,960,608	7,789,480
Diluted	7,960,608	7,789,480

(1) Stock-based compensation is included in the expense line items above in the following amounts:

Cost of Sales	$1,300	$9,183
Fulfillment	16,224	13,432
Selling and marketing	46,347	61,323
General and administrative	312,537	195,334

	$376,408	$279,272

See notes to financial statements.

CELEBRATE EXPRESS, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Common stock and additional			Total
	paid-in-capital		Accumulated	shareholders
	Shares	Amount	deficit	equity
BALANCE—May 31, 2007	7,953,724	$67,122,392	$(25,402,503)	$41,719,889

Exercise of common stock options and issuance of restricted stock	12,092	44,559		44,559
Tax effect of stock option exercises		12,467		12,467
Stock-based compensation		376,408		376,408
Net income			(576,535)	(576,535)

BALANCE—August 31, 2007	7,965,816	$67,555,826	$(25,979,038)	$41,576,788

See notes to financial statements.

CELEBRATE EXPRESS, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	August 31, 2007	August 31, 2006
Cash flows from operating activities:
Net loss	$(576,535)	$(325,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(312,672)	(31,650)
Depreciation and amortization	442,831	380,064
Stock-based compensation	376,408	279,272
Excess tax benefit from exercise of stock options	(12,467)	(25,654)
Loss on disposal of fixed assets	12,187	—
Changes in operating assets and liabilities:
Accounts receivable	(162,520)	35,582
Inventories	(5,406,844)	(1,963,371)
Prepaid expenses and other assets	(1,007,946)	(1,179,160)
Accounts payable	2,064,403	794,756
Accrued liabilities	(539,635)	298,989

Net cash used in operating activities	(5,122,790)	(1,737,151)

Cash flows from investing activities:
Payments for purchases of fixed assets	(1,019,064)	(357,723)

Net cash used in investing activities	(1,019,064)	(357,723)

Cash flows from financing activities:
Proceeds from exercise of stock options	44,559	13,532
Excess tax benefit from exercise of stock options	12,467	25,654

Net cash provided by financing activities	57,026	39,186

Net decrease in cash and cash equivalents	(6,084,828)	(2,055,688)

Cash and cash equivalents:
Beginning of period	21,224,178	31,326,804

End of period	$15,139,350	$29,271,116

Supplemental disclosures of cash flow information:
Cash paid for interest	$538	$—

Supplemental disclosures of noncash financing and investing activities:
Purchase of fixed assets under capital leases	$72,167	$—
See notes to financial statements.

1. Organization of Business and Summary of Significant Accounting Policies
     Description of Business — Celebrate Express, Inc. (the “Company”), a Washington corporation, is a provider of celebration products for families with young children, via the Internet and catalogs. The Company operates two brands, Birthday Express and Costume Express, which respectively offer children’s party products, and children’s and family costumes and accessories. The Company began winding down the operations of its Storybook Heirlooms brand in the first quarter of fiscal 2007 and completed the wind-down in the fourth quarter of fiscal 2007.
     Basis of Presentation — Management has prepared the accompanying financial statements in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities Exchange Commission. The financial information as of August 31, 2007 and for the three-month periods ended August 31, 2007 and August 31, 2006 is unaudited. In the opinion of management, such information contains all adjustments, consisting of normal, recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for such interim periods are not necessarily indicative of the expected results of operations for the full fiscal year. These financial statements and related notes should be read in connection with the Company’s Notes to Financial Statements contained in the Company’s Annual Report on Form 10-K filed for the year ended May 31, 2007. The balance sheet at May 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
     New Accounting Pronouncements — In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 on June 1, 2007. The adoption of this statement did not have an impact on our results of operations or financial condition.
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
     Summary of significant accounting policies – The significant accounting policies used in the preparation of our financial statements are disclosed in our Annual Report on Form 10-K for the year ended May 31, 2007.
2. Inventories
     Inventories are stated at the lower of market or weighted-average cost on a first-in first-out basis. The Company writes down inventory for estimated obsolescence or damage for the excess cost of the inventory over estimated market value based upon assumptions about future demand and market conditions.

     The components of inventories were as follows:

	August 31, 2007	May 31, 2007
Finished goods	$14,160,570	$8,706,354
Raw materials	285,303	332,675

	$14,445,873	$9,039,029

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
     The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended
	August 31, 2007	August 31, 2006
Net loss	$(576,535)	$(325,979)
Weighted average common shares outstanding	7,960,608	7,789,480
Basic net loss per share	$(0.07)	$(0.04)

Common share equivalents:
Dilutive effect of common stock options	—	—

Weighted average common shares and common share equivalents	7,960,608	7,789,480
Diluted net loss per share	$(0.07)	$(0.04)

     The following is a summary of the weighted average securities during the respective periods that have been excluded from the calculation because the effect on net income (loss) would be antidilutive:

	Three Months Ended
	August 31, 2007	August 31, 2006
Restricted stock	2,407	9,824
Common stock options	641,444	458,921
4. Brand Revenues
     The following table provides detail of our revenues by brand:

	Three months ended
	August 31, 2007	August 31 ,2006
Birthday Express	$16,290,678	$17,947,188
Storybook Heirlooms	—	1,041,444
Costume Express	1,118,716	953,147

Total Brand Revenue	$17,409,394	$19,941,779

In the three-month period ended August 31, 2007, the Company also had approximately $150,000 in other revenue.

5. Stock Based Compensation
     Equity Incentive Plan – Our 2004 Amended and Restated Equity Incentive Plan (the “2004 Plan”) permits the grant of options to directors, officers, employees, consultants, and advisors. Options may be either incentive stock options or nonqualified stock options. The 2004 Plan also permits the grant of stock bonuses and rights to purchase restricted stock. There were 501,905 shares remaining for future grant under the Plan as of August 31, 2007. Generally, options vest at the rate of 25% on the first anniversary of the grant and 25% each successive year until fully vested. Options granted under the 2004 Plan are exercisable over a period of time, generally either 7 or 10 years, designated by the Board and are subject to other terms and conditions as determined by the Board. When a stock award expires or is terminated before it is exercised, the shares become available for issuance under the 2004 Plan.
     Employee Stock Purchase Plan — Effective in October 2004, the Company adopted an Employee Stock Purchase Plan (the “ESPP”). Eligible employees may purchase common stock for a purchase price per share that is equal to 85% of the fair market value of a share on the offering date for the applicable offering period, or if lower, the fair market value of a share on the applicable purchase date in such a period. During the three months ended August 31, 2007, there were no common stock purchases under the ESPP plan.
Stock Compensation Expense
     We account for the 2004 Plan and the ESPP under the recognition and measurement principles of FASB Statement No. 123 (revised 2004), Share-Based Payment (FAS 123R), which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock-based awards is determined using the Black-Scholes option pricing model using the single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. As required by FAS 123R, management made an estimate of expected forfeitures, and we are recognizing compensation costs only for those equity awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, we will record such amounts retrospectively as an increase or decrease in stock-based compensation in the period we revise the estimates. We consider many factors when estimating expected forfeitures, including historical voluntary termination behavior and actual option forfeitures. Actual results, and future changes in estimates, may differ substantially from our current estimates.
     As of August 31, 2007, the total compensation cost related to unvested options and restricted stock units granted to employees totaled $2.8 million, inclusive of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of 1.5 years and will be adjusted for estimated forfeitures.
Determining Fair Value
We calculate the fair value of our stock options granted to employees using the Black-Scholes option pricing model using the single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The following weighted-average assumptions were used to compute fair value of the stock options granted for the three-month periods ended August 31, 2007 and August 31, 2006:

	Three months ended
	August 31,
	2007	2006
Expected volatility	47.8%	60.5%
Expected term (in years)	4.6	5.9
Risk-free interest rate	4.7%	5.1%
Expected dividend	0%	0%
Weighted-average fair value	$4.16	$7.31

Stock Option Activity
Additional information regarding options outstanding as of August 31, 2007 is as follows:

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic Value
	Shares	price	term	(in thousands)
Outstanding at June 1, 2007	717,746	$12.07
Granted	75,500	9.09
Exercised	(11,923)	3.74
Cancelled or expired	(32,928)	12.47

Outstanding at August 31, 2007	748,395	11.89	7.84	$121

Exercisable at August 31, 2007	249,730	12.18	7.59	$112

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of our common stock for the shares subject to options that were in-the-money at August 31, 2007.
     During fiscal 2006, certain employees were granted restricted stock unit awards pursuant to the Company’s 2004 Amended and Restated Equity Incentive Plan. A total of 10,600 shares were granted and were valued at the closing stock price of $11.98 on the date of grant. In fiscal 2007, an additional 2,000 shares were granted and were valued at the closing stock price of $13.07 on the date of grant. During the quarter ended August 31, 2007, 250 shares vested and 800 shares were forfeited. As of August 31, 2007 there were 2,000 shares outstanding and unvested. There were no additional grants of restricted stock units during the quarter ended August 31, 2007.
6. Income Taxes
     We record income taxes using the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are recognized for temporary differences — the differences between the GAAP financial statement carrying amounts of assets and liabilities and those required for use in the tax return. The tax effect of these temporary differences are reported as deferred income tax assets and liabilities on the balance sheet, measured using enacted laws and income tax rates that are currently in effect. A valuation allowance is recorded to reduce deferred tax assets when realization of the tax benefit is unlikely.
     As of August 31, 2007, the Company had recorded deferred tax assets of $8.4 million, of which $7.5 million reflects the benefit of $21.9 million in operating loss carryforwards for federal income tax purposes, which expire in varying amounts between 2020 and 2026, if unused. In addition, $1.8 million represents net operating loss carryforwards for state income tax purposes, which are scheduled to expire in varying amounts between 2016 and 2021, if unused. Under the Internal Revenue Code, the amounts of and benefits from net operating loss and tax carryforwards may be impaired or limited in certain circumstances. Events which could cause limitations in the amount of net operating losses that the Company may utilize in any one year, include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The Company evaluates whether changes in its stock ownership have resulted in annual limitations to the utilization of our deferred tax assets. In addition, realization is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
     In June 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”) to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies income tax accounting by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition, and clearly excludes uncertainty in income taxes from guidance prescribed by FASB No. 5, Accounting for Contingencies. We adopted the provisions of FIN 48, on June 1, 2007. The adoption had no impact on our financial condition or results of operations.

     There were no unrecognized tax benefits under FIN 48 as of June 1, 2007 or August 31, 2007.
     No interest or penalties were recognized during the three months ended August 31, 2007. The Company has adopted a policy whereby penalties incurred in connection with tax matters will be classified as general and administrative expenses, and interest assessments incurred in connection with tax matters will be classified as interest expense.
     Tax years that remain open for examination by federal and state taxing authorities include the years ending May 31, 2004, 2005, 2006, and 2007. In addition, tax years from May 31, 1998 through May 31, 2003 may be subject to examination to the extent that the Company utilizes the NOLs from those years in its current year or future years’ tax returns.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this quarterly report on Form 10-Q and our annual report of Form 10-K filed for our fiscal year ended May 31, 2007. All statements in the following discussion that are not reports of historical information or descriptions of current accounting policy are forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation “Risk Factors” set forth in Part II—Item 1A of this Form 10-Q and the audited financial statements and the notes thereto and disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Financial Statements,” and “Notes to Financial Statements,” included in annual report of Form 10-K filed for our fiscal year ended May 31, 2007.
Overview
Celebrate Express is a leading provider of celebration products serving families with young children via the Internet and catalogs. We offer a broad assortment of proprietary and third party children’s party products and children’s and family costumes, complemented by a wide variety of accessories. Our centralized inventory management maximizes product availability and allows us to customize our product assortment to meet specific customer needs. We have designed our business infrastructure to share distribution, customer support, marketing, and technology resources across our brands. Our goal is to help busy families celebrate the special moments in their lives.
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
To date, we have derived our revenue primarily from the sale of party related products from our Celebrate Express website and catalogs. For the three months ended August 31, 2007, we generated $17.6 million in net sales, a decrease of 11.9% from $19.9 million in the three months ended August 31, 2006. Our gross margin as a percentage of sales increased to 54.7% in the three months ended August 31, 2007 from 50.1% in the three months ended August 31, 2006. For the three months ended August 31, 2007, our net loss before income taxes was $873,000, compared with a net loss before income taxes of $358,000 in the three months ended August 31, 2006.

Comparison of Three Months Ended August 31, 2007 and August 31, 2006
Net Sales
Our net sales are comprised of product sales and shipping revenue. Net sales decreased 11.9% to $17.6 million in the three months ended August 31, 2007 from $19.9 million in the three months ended August 31, 2006. Total advertising spending for both online and offline direct marketing efforts such as catalog mailings, paid search and affiliate spending was $4.5 million during the first quarter of fiscal 2008. Advertising spending for the first quarter of fiscal 2007 was also $4.5 million. The decrease in net sales in the three months ended August 31, 2007 over the same period in fiscal 2007 reflects a reduction of approximately 10% in the number of orders shipped, which decreased to approximately 222,000 orders in the three months ended August 31, 2007 from approximately 247,000 orders in the three months ended August 31, 2006. Net sales per order for the three months ended August 31, 2007 was $78.40, compared with net sales per order of $80.80 for the three months ending August 31, 2006. We added approximately 119,000 new customers to our database during the first quarter, compared with 133,000 new customers added in the same quarter last year, a decrease of 10%. Revenue from our repeat customers represented approximately 45% of revenue during the three months ended August 31, 2007 and during the three months ended August 31, 2006. Birthday Express net sales decreased to $16.3 million in the first quarter of fiscal 2008 from $17.9 million in the first quarter of fiscal 2007, a decrease of $1.6 million, or approximately 9%. This decrease was primarily due to a reduction in Birthday Express catalog circulation of roughly 17% from the prior year, as the Company focused on reducing unprofitable mailings and reevaluated breakeven points in light of catalog postage cost increases. Costume Express net sales increased to $1.1 million in the first quarter of fiscal 2008 from $953,000 in the first quarter of fiscal 2007, an increase of $166,000 or approximately 17%. The increase in Costume Express revenue is due primarily to increased direct marketing efforts in the first quarter of fiscal 2008. Storybook Heirlooms revenue also decreased by $1.0 million from the same quarter last year due to the wind-down of the brand, which was completed in the fourth quarter of fiscal 2007.
Gross Margin
Our gross margin consists of net sales less cost of sales. Our cost of sales consists primarily of product costs, costs associated with our in-house production facility, including wages and depreciation, design and production costs for our apparel and costume brands, inbound and outbound shipping costs, and packaging materials for outbound shipments. Gross margin decreased 4.0% to $9.6 million in the three months ended August 31, 2007 from $10.0 million in the three months ended August 31, 2006. Our gross margin as a percentage of net sales was 54.7% in the three months ended August 31, 2007, compared with 50.1% in the three months ended August 31, 2006. Year-over-year improvements in gross margin as a percentage of net sales for the quarter just ended were driven by a shift in the mix of our revenue away from the Storybook brand, which had a lower gross margin than the continuing brands, an increase in shipping margins based on improvements in our distribution operations resulting in fewer expedited, higher cost shipments, and higher merchandise margins in the Costume Express brand. We also recorded approximately $150,000 in advertising revenue during the first quarter of fiscal 2008 generated from web advertising sources with no corresponding cost of goods sold. No advertising revenue was recorded in the first quarter of fiscal 2007. Our gross margin includes the cost of shipping packages to our customers. We have been subject to increases in these outbound shipping costs as a result of increases in fuel surcharges and rates charged by our third party carriers. Further increases in these costs will have an impact on our gross margin. Our gross margin may fluctuate from quarter to quarter due to the mix of products sold, as well as the potential introduction of new brands.
Fulfillment
Our fulfillment expenses consist primarily of labor and other operating costs associated with our customer support center and distribution center in Greensboro, North Carolina. Our fulfillment expenses decreased 20.5% to $2.4 million in the three months ended August 31, 2007 from $3.0 million in the three months ended August 31, 2006. As a percentage of net sales, these expenses decreased to 13.5% in the three months ended August 31, 2007 from 14.9% in the three months ended August 31, 2006. This quarter-over-quarter decrease was due to a continued reduction in distribution center and customer service labor costs as a percentage of revenue, which was driven by continued operational process improvements as well as the increase in web orders as a percentage of total revenue. We reduced fulfillment labor and related costs by 24.2% in the first quarter from the same period in the prior year, while we shipped 10% fewer orders over the same timeframe.
Selling and Marketing
     Our selling and marketing expenses consist primarily of advertising costs, wages and related payroll benefits for our internal marketing and merchandising staff. Advertising costs include online marketing efforts, print advertising and other direct marketing strategies. Online advertising costs are generally expensed as incurred. Prepaid direct marketing expenses consist of third-party costs including paper, printing and mailing costs and are capitalized and amortized over their expected period of future benefit, which is generally from 90 to 120 days. Selling and marketing costs increased 3.4% to $5.5 million in the three months ended August 31, 2007 from $5.3 million in the three months ended August 31, 2006. As a percentage of net sales, selling and marketing expenses increased to 31.3% in the three months ended August 31, 2007 from 26.7% in the three months ended August 31, 2006. The change as a percentage of net sales is due to multiple factors. The hiring of key executives and other personnel in the selling and marketing area, combined with a reduction in revenue caused the staffing and other internal costs to increase as a percentage of revenue. In addition, advertising costs as a percentage of revenue increased due to significantly higher catalog postage costs as well as lower response rates in the August Costume Express mailing than during the same period in the prior year. We have experienced increases, and are potentially subject to further increases, in our online paid search costs, paper prices and postage rates. We expect that marketing will continue to be our largest operating expense line item and will increase in absolute dollars as we seek to expand sales and prospecting to new customers.

General and Administrative
Our general and administrative expenses consist primarily of wages and related payroll benefits for our administrative and technology employees. These expenses also include credit card fees, legal and accounting professional fees, insurance, network fees, depreciation, bad debt expense, and other general corporate expenses. General and administrative expenses increased 16.5% to $2.8 million in the three months ended August 31, 2007 from $2.4 million in the three months ended August 31, 2006. As a percentage of net sales, our general and administrative expenses increased to 16.2% in the three months ended August 31, 2007 from 12.2% in the three months ended August 31, 2006. Stock compensation expense for general and administrative employees increased $117,000 in the current quarter, compared with the same quarter of the prior year. Professional fees, insurance premiums and other related costs increased $121,000 in the three months ended August 31, 2007, compared with the three months ended August 31, 2006. Also included in the current quarter were approximately $84,000 in final costs associated with the closure of our Kirkland customer service and print manufacturing operations. We expect general and administrative expenses to increase in absolute dollars in future periods primarily as a result of costs related to Sarbanes-Oxley compliance and other accounting and legal costs, and the continued recording of stock-based compensation under FAS 123R.
Other Income, Net
Other Income declined to $241,000 in the three months ended August 31, 2007, from $383,000 in the three months ended August 31, 2006. This change is due to a reduction in interest income resulting from a decrease in the cash balance. The reduction in cash is largely due to the approximately $9.9 million dividend paid in April 2007.
Income Taxes
In the three months ended August 31, 2007, we recognized an income tax benefit of $297,000 on a net loss before taxes of $873,000, an effective tax rate of 34.0%. In the three months ended August 31, 2006, we recognized an income tax benefit of $32,000 based on a net loss before taxes of $358,000, an effective tax rate of 8.9%. In arriving at the current 34.0% effective tax rate, we considered a variety of factors, including estimated annual pre-tax results, the U.S. federal rate of 35%, estimated annual nondeductible expenses and estimated state income taxes. We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year may be materially different than our current estimate and is highly dependent upon the level of pre-tax income or loss, the magnitude of any nondeductible expenses in relation to that pre-tax amount and various other factors.
Liquidity and Capital Resources
As of August 31, 2007 we had working capital of $28.2 million, including cash and cash equivalents of $15.1 million. We believe that our current cash and cash equivalents, as well as cash flows from operations, will be sufficient to continue our operations and meet our capital needs for the foreseeable future.
Net cash used in operating activities was ($5.1 million) and ($1.7 million) for the three months ended August 31, 2007 and 2006, respectively. Net cash used in operating activities in the first quarter of fiscal 2008 can be attributed to an increase in inventory of $5.4 million during the first quarter. This increase in inventory was primarily due to higher Costume Express inventory balances in anticipation of higher demand in the second fiscal quarter during the Halloween season. Additionally, prepaid expenses increased $1.0 million during the first quarter of fiscal 2007, due primarily to an increase in prepaid catalog and related costs. These increases were partially offset by a related increase in accounts payable of approximately $2.1 million. Net cash used in operating activities in the first quarter of fiscal 2007 was also attributed primarily to an increase in inventory and prepaid expenses.
Net cash used in investing activities was ($1.0 million) and ($358,000) for the three months ended August 31, 2007 and 2006, respectively. Cash used in investing activities in the first quarters of fiscal 2008 and 2007 was used for capital expenditures. Approximately $750,000 of this activity in the current quarter is due to costs related to in-process software development projects capitalized under Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and the associated hardware purchases. We anticipate that our capital expenditures for the full fiscal year ending May 31, 2008 will range from $4.0 million to $5.5 million. These expenditures will include, but not be limited to, investments to upgrade our phone system, data center and website.
Net cash provided by financing activities was $57,000 and $39,000 for the three months ended August 31, 2007 and 2006, respectively. Cash provided by financing activities in the first quarter of fiscal 2008 and fiscal 2007 was due to proceeds from the exercise of stock options and the tax benefit associated with option exercises.

The following table summarizes our contractual obligations as of August 31, 2007 and the effect these obligations are expected to have on our liquidity and cash flows in future periods, revised to incorporate the amended operating lease agreement as reported on Form 8-K dated October 10, 2007:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years
	(in thousands)
Description of Contractual Obligations:
Capital lease obligations	$72	$23	$49	$—
Operating lease obligations	$1,292	$643	$644	$5

Total	$1,364	$666	$693	$5

Critical Accounting Policies
Certain of our accounting policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed to be applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is, by nature, subject to a degree of uncertainty. Accordingly, actual results could differ from the estimates made. The critical accounting policies used in the preparation of our financial statements are reported in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended May 31, 2007.
New accounting pronouncements - In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 on June 1, 2007. The adoption of this statement did not have an impact on our results of operations or financial condition.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly rated securities. As of August 31, 2007 we held short-term investments that have a maturity date of three months or less at the time of purchase, and consist primarily of money market accounts and commercial paper. Because of the short-term nature of our investments, we believe that our exposure to market rate fluctuations on those investments is minimal. On August 31, 2007, we had no long-term or short-term bank debt outstanding.
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
     We have reviewed our internal controls over financial reporting and have made no changes during the quarter ended August 31, 2007 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     In the three-month periods ended August 31, 2007, May 31, 2007, February 28, 2007, August 31, 2006, May 31, 2006 and February 28, 2006 we had net losses of $577,000, $62,000, $137,000, $326,000, $324,000 and $398,000, respectively. Though we were profitable in the twelve-month period ended May 31, 2007, we have had a history of losses. We may incur losses again in future fiscal years, especially if we introduce new brands or products, make investments in our systems or infrastructure, or continue to have difficulties in our distribution center. We expect our operating expenses to increase in the future, as we, among other things:
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
     Our performance is substantially dependent on the services of our senior management and other key personnel, particularly, Kevin Green, our president and chief executive officer. Several of our former officers terminated their employment with Celebrate Express in the recent past, including the departure of our vice president of finance and secretary effective October 12, 2007. These departures have had, and may continue to have, an adverse impact on our operations and financial results. In fiscal 2007 we hired a vice president of merchandising, vice president of marketing, vice president of operations and vice president of information technology. We are also currently engaged in a search for a replacement for our vice president of finance. We cannot assure you that we will find a qualified candidate in a timely manner, or that these new senior executives will successfully integrate with the company.
     Our performance also depends on our ability to retain and motivate our officers and key employees. We do not have employment agreements with our senior executives or other key personnel except Kevin Green. The loss of the services of Mr. Green or any of our other senior executives or key employees for any reason could harm our business, financial condition and operating results. Our future success also depends on our ability to identify, attract, hire, train, retain, and motivate senior management and other technical, managerial, editorial, merchandising, marketing, and customer support personnel. Competition for such personnel is intense and we cannot assure you that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel.
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
Our operating results could suffer if we are unable to successfully manage the costs of our catalog and email marketing efforts or if our catalogs and emails fail to produce sales at satisfactory levels.
     Our catalogs and emails have been an important tool for the acquisition and retention of customers. We believe that the success of our catalogs and emails as a cost-effective marketing tool depends on the following factors:
•	effective management of costs associated with the production and distribution of our catalogs;

•	achievement of adequate response rates to our emails and catalog mailings;

•	displaying a mix of merchandise in our catalogs and emails that is attractive to our customers;

•	timely delivery of catalog mailings to our customers;

•	maintaining adequate delivery rates of emails to our customers’ inboxes;

•	managing our email campaigns to avoid classification as SPAM by significant email service providers.

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
     Our fulfillment and distribution operations are located in Greensboro, North Carolina. These operations are critical to the cost-effective and efficient fulfillment and shipment of customer orders. We are making modifications to our distribution center to accommodate more streamlined distribution procedures. We have incurred higher than anticipated costs in implementing these procedures, as well as higher fulfillment costs related to our transition to a more automated order picking process. As a result, fulfillment costs were 13.5% of net sales in the first quarter of fiscal 2008 and 14.9% of net sales in the first quarter of fiscal 2007. These increased costs contributed significantly to our net losses in previous quarters. We have also observed some erosion in the repeat buying rates of our customers, which we attribute partially to the distribution center problems we have experienced over the past year. If we are unable to successfully manage our fulfillment operations, including further process improvements planned in fiscal 2008, we may experience higher than anticipated costs, hurt our reputation and discourage repeat sales.

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
     Our financial performance depends on our ability to purchase our products in sufficient quantities at competitive prices. We purchase our products from over 250 foreign and domestic manufacturers and distributors. We have no long-term purchase contracts with any of these suppliers, and therefore, have no contractual assurances of continued supply, access to products or favorable pricing. Any vendor could increase prices or discontinue selling to us at any time. The lack of long-term contracts also exposes us to increased risks associated with changes in local economic conditions, trade issues and foreign currency fluctuations. In the first quarter of fiscal 2008 ended August 31, 2007, products supplied by our ten largest suppliers represented approximately 54.7% of inventory purchases, with our largest supplier representing 17.9%. If we are unable to maintain these supplier relationships, our ability to offer high-quality, favorably-priced products to our customers may be impaired, and our sales and gross margins could decline.
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
          We have limited experience in acquiring other businesses. In April 2001, we acquired the assets of Storybook Inc. Integration expenses were higher than anticipated and despite considerable effort and time spent, revenue growth from the Storybook brand did not meet management expectations. In June of 2006, we announced the wind-down of the Storybook brand which was completed in the fourth quarter of fiscal 2007. We may consider opportunities to acquire other products and businesses that could enhance or complement our current products and services or expand the breadth of our product categories or customer base. Potential and completed acquisitions involve numerous risks, including unanticipated costs associated with the acquisition and risks associated with entering product categories in which we have no or limited prior experience. If we fail to properly evaluate and execute future acquisitions, our management team may be distracted from our day-to-day operations, our business may be disrupted, and our operating results may suffer.
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
     We may be unable to acquire or maintain Internet domain names relating to our brands in the United States and other countries in which we may conduct business. As a result, we may be unable to prevent third parties from acquiring and using domain names relating to our brands. Such use could damage our brands and reputation and divert customers away from our website. We currently hold various relevant domain names, including www.CelebrateExpress.com, www.BirthdayExpress.com, and www.CostumeExpress.com. The acquisition and maintenance of domain names generally is regulated by governmental agencies. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names, any of which may affect our ability to maintain the domain names we need for our business. If we cannot prevent others from using similar domain names we may be unable to successfully build our brands.
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
     For the quarter ended August 31, 2007, our online sales represented approximately 81% of our total sales. Our future sales and profits are substantially dependent upon the continued use of the Internet as an effective medium of business and communication by our customers. Internet use may not continue to develop at historical rates and consumers may not continue to use the Internet and other online services as a medium for commerce. Highly-publicized failures of some online retailers in meeting consumer demands could result in consumer reluctance to adopt the Internet as a means for commerce, and thereby damage our reputation and brands and reduce our revenues and results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 19, 2004, the Company’s registration statement on Form S-1 (Registration No. 333-117459) was declared effective for the Company’s initial public offering. Net proceeds to the Company after all expenses was approximately $34 million. From the effective date of the registration statement through August 31, 2007, the Company has used the net proceeds from the offering for repayment of the Company’s $5.0 million term loan. On April 26, 2007 approximately $9.9 million was paid to shareholders in the form of a one time special dividend. The remaining proceeds from the offering are invested in commercial paper and money market securities.
Item 6. Exhibits.

Exhibit No.	Description
3.1(1)	Amended and Restated Articles of Incorporation of Celebrate Express, Inc.

3.2(2)	Articles of Amendment of the Amended and Restated Articles of Incorporation of Celebrate Express, Inc. (Series A Participating Preferred Stock).

3.3(1)	Amended and Restated Bylaws of the Celebrate Express, Inc.

3.4(3)	Amendments to Sections 2.1, 2,2 and 3.3 of the Amended and Restated Bylaws of Celebrate Express, Inc.

3.5(4)	Amendments to Sections 3.9 and 11.1 of the Amended and Restated Bylaws of Celebrate Express, Inc.

4.1(1)	Specimen Common Stock Certificate.

4.2(1)	Amended and Restated Investor’s Rights Agreement dated November 15, 2001, by and among Celebrate Express, Inc. and the investors named therein.

4.3(2)	Preferred Shares Rights Agreement, dated July 25, 2005.

Exhibit No.	Description
4.4(2)	Form of Preferred Shares Rights Certificate.

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-117459), as amended, initially filed with the Securities and Exchange Commission on July 16, 2004.

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2006.

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2006.

(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELEBRATE EXPRESS, INC.
Date: October 11, 2007	By:	/s/ Kevin A. Green
Kevin A. Green
Chief Executive Officer and President (Principal Executive Officer)

Date: October 11, 2007	By:	/s/ Darin L. White
Darin L. White
Vice President, Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Articles of Incorporation of Celebrate Express, Inc.

3.2(2)	Articles of Amendment of the Amended and Restated Articles of Incorporation of Celebrate Express, Inc. (Series A Participating Preferred Stock).

3.3(1)	Amended and Restated Bylaws of the Celebrate Express, Inc.

3.4(3)	Amendments to Sections 2.1, 2,2 and 3.3 of the Amended and Restated Bylaws of Celebrate Express, Inc.

3.5(4)	Amendments to Sections 3.9 and 11.1 of the Amended and Restated Bylaws of Celebrate Express, Inc.

4.1(1)	Specimen Common Stock Certificate.

4.2(1)	Amended and Restated Investor’s Rights Agreement dated November 15, 2001, by and among Celebrate Express, Inc. and the investors named therein.

4.3(2)	Preferred Shares Rights Agreement, dated July 25, 2005.

4.4(2)	Form of Preferred Shares Rights Certificate.

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-117459), as amended, initially filed with the Securities and Exchange Commission on July 16, 2004.

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2006.

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2006.

(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2006.