Form 10-Q
period 2007-11-30
CELEBRATE EXPRESS, INC.
filed 2008-01-10
CIK 1100124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-50973
CELEBRATE EXPRESS, INC.
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1644428 (I.R.S. Employer Identification No.)

11232 — 120th Avenue NE Kirkland, Washington (Address of principal executive offices)	98033 (Zip Code)
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
                    Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of December 31, 2007, there were 7,978,559 shares of the registrant’s common stock outstanding.

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
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CELEBRATE EXPRESS, INC.
BALANCE SHEETS

	November 30, 2007	May 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,723,981	$21,224,178
Accounts receivable, net	1,913,709	1,490,383
Inventories	10,234,600	9,039,029
Prepaid expenses	2,407,811	3,692,573
Deferred income taxes	413,525	347,019

Total current assets	33,693,626	35,793,182

Fixed assets, net	5,790,668	4,453,476
Deferred income taxes	7,818,379	7,771,657
Other assets, net	100,833	101,186

Total assets	$47,403,506	$48,119,501

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,872,695	$2,751,155
Accrued liabilities	3,053,835	3,648,457
Current portion of capital leases	21,368	—

Total current liabilities	4,947,898	6,399,612

Long-term captial lease obligations	43,441	—
Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $0.001 par value and additional paid-in capital - authorized, 10,000,000 shares; issued and outstanding, 7,978,376 shares at November 30, 2007; 7,953,724 shares at May 31, 2007	67,961,529	67,122,392
Accumulated deficit	(25,549,362)	(25,402,503)

Total shareholders’ equity	42,412,167	41,719,889

Total liabilities and shareholders’ equity	$47,403,506	$48,119,501

See notes to financial statements.

CELEBRATE EXPRESS, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	November 30, 2007	November 30, 2006	November 30, 2007	November 30, 2006

Net sales	$31,323,294	$28,511,452	$48,885,165	$48,453,231
Cost of sales (1)	14,689,326	14,193,092	22,651,816	24,136,995

Gross margin	16,633,968	14,318,360	26,233,349	24,316,236

Operating expenses:
Fulfillment (1)	3,258,165	3,432,646	5,627,515	6,411,652
Selling and marketing (1)	9,705,481	7,751,547	15,204,702	13,069,468
General and administrative (1)	3,263,079	2,801,044	6,108,331	5,242,565

Total operating expenses	16,226,725	13,985,237	26,940,548	24,723,685

Income (loss) from operations	407,243	333,123	(707,199)	(407,449)

Other income, net;
Interest income, net	240,998	426,691	482,299	809,634

Net income (loss) before income taxes	648,241	759,814	(224,900)	402,185

Income tax benefit (expense)	(218,565)	(191,800)	78,041	(160,150)

Net income (loss)	429,676	568,014	(146,859)	242,035

Net income (loss) per share:
Basic	$0.05	$0.07	$(0.02)	$0.03

Diluted	$0.05	$0.07	$(0.02)	$0.03

Weighted average shares outstanding:
Basic	7,972,551	7,817,888	7,966,547	7,803,606
Diluted	7,984,968	7,955,952	7,966,547	7,948,114

(1)	Stock-based compensation is included in the expense line items above in the following amounts:

Cost of Sales	$2,387	$8,974	$3,687	$18,157
Fulfillment	11,025	17,771	27,249	31,203
Selling and marketing	45,666	43,461	92,013	104,784
General and administrative	259,181	262,115	571,718	457,449

	$318,259	$332,321	$694,667	$611,593

See notes to financial statements.

CELEBRATE EXPRESS, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Common stock and additional
	paid-in-capital		Accumulated	Total shareholders
	Shares	Amount	deficit	equity

BALANCE—May 31, 2007	7,953,724	$67,122,392	($25,402,503)	$41,719,889

Exercise of common stock options and issuance of restricted stock	20,137	91,181		91,181
Issuance of common stock in connection with employee stock purchase plan	4,515	35,939		35,939
Tax effect of stock option exercises		17,350		17,350
Stock-based compensation		694,667		694,667
Net loss			(146,859)	(146,859)

BALANCE—November 30, 2007	7,978,376	$67,961,529	($25,549,362)	$42,412,167

See notes to financial statements.

CELEBRATE EXPRESS, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	November 30, 2007	November 30, 2006
Cash flows from operating activities:
Net income (loss)	$(146,859)	$242,035
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(95,878)	160,151
Depreciation and amortization	928,718	777,456
Stock-based compensation	694,667	611,593
Excess tax benefit from exercise of stock options	(17,350)	(41,440)
Loss on disposal of fixed assets	12,187	—
Changes in operating assets and liabilities:
Accounts receivable	(423,326)	(457,682)
Inventories	(1,195,571)	1,350,158
Prepaid expenses and other assets	1,284,762	1,561,582
Accounts payable	(878,460)	(1,095,703)
Accrued liabilities	(594,622)	(585,974)

Net cash provided by (used in) operating activities	(431,732)	2,522,176

Cash flows from investing activities:
Payments for purchases of fixed assets	(2,205,577)	(499,842)

Net cash used in investing activities	(2,205,577)	(499,842)

Cash flows from financing activities:
Principal payments on capital lease obligation	(7,358)	—
Proceeds from shares issued under the employee stock purchase plan	35,939	24,524
Proceeds from exercise of stock options	91,181	132,751
Excess tax benefit from exercise of stock options	17,350	41,440

Net cash provided by financing activities	137,112	198,715

Net increase (decrease) in cash and cash equivalents	(2,500,197)	2,221,049

Cash and cash equivalents:
Beginning of period	21,224,178	31,326,804

End of period	$18,723,981	$33,547,853

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,556	$—

Supplemental disclosures of noncash financing and investing activities:
Purchase of fixed assets under capital leases	$72,167	$—
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
     Basis of Presentation — Management has prepared the accompanying financial statements in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities Exchange Commission. The financial information as of November 30, 2007 and for the three- and six- month periods ended November 30, 2007 and November 30, 2006 is unaudited. In the opinion of management, such information contains all adjustments, consisting of normal, recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for such interim periods are not necessarily indicative of the expected results of operations for the full fiscal year. These financial statements and related notes should be read in connection with the Company’s Notes to Financial Statements contained in the Company’s Annual Report on Form 10-K filed for the year ended May 31, 2007. The balance sheet at May 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
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
     The components of inventories were as follows:

	November 30, 2007	May 31, 2007
Finished goods	$10,000,885	$8,706,354
Raw materials	233,715	332,675

	$10,234,600	$9,039,029

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
     The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2007	2006	2007	2006
Net income (loss)	$429,676	$568,014	$(146,859)	$242,035
Weighted average common shares outstanding	7,972,551	7,817,888	7,966,547	7,803,606
Basic net income (loss) per share	$0.05	$0.07	$(0.02)	$0.03

Common share equivalents:
Dilutive effect of common stock options	12,417	138,064	—	144,508

Weighted average common shares and common share equivalents	7,984,968	7,955,952	7,966,547	7,948,114
Diluted net income (loss) per share	$0.05	$0.07	$(0.02)	$0.03

     The following is a summary of the weighted average securities during the respective periods that have been excluded from the calculation because the effect on net income (loss) per share would be antidilutive:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2007	2006	2007	2006

Restricted stock	2,113	577	2,450	287
Common stock options	728,768	633,808	651,317	577,011

4. Brand Revenues
     The following table provides detail of our revenues by brand:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2007	2006	2007	2006

Birthday Express	$13,670,790	$15,886,462	$29,961,468	$33,833,650
Costume Express	17,069,726	11,773,923	18,188,442	12,727,070
Christmas	246,211	—	246,211	—
Storybook Heirlooms	—	642,163	—	1,683,607

Total Brand Revenue	$30,986,727	$28,302,548	$48,396,121	$48,244,327

In the three- and six- month periods ended November 30, 2007, the Company also had approximately $337,000 and $490,000 in other revenue, respectively. In the three- and six- month periods ended November 30, 2006, the Company had approximately $209,000 in other revenue.
5. Stock Based Compensation
     Equity Incentive Plan — Our 2004 Amended and Restated Equity Incentive Plan (the “2004 Plan”) permits the grant of options to directors, officers, employees, consultants, and advisors. Options may be either incentive stock options or nonqualified stock options. The 2004 Plan also permits the grant of stock bonuses and rights to purchase restricted stock. There were 458,917 shares remaining for future grant under the Plan as of November 30, 2007. Generally, options vest at the rate of 25% on the first anniversary of the grant and 25% each successive year until fully vested. Options granted under the 2004 Plan are exercisable over a period of time, generally either 7 or 10 years, designated by the Board and are subject to other terms and conditions as determined by the Board. When a stock award expires or is terminated before it is exercised, the shares become available for issuance under the 2004 Plan.
     Employee Stock Purchase Plan — Effective in October 2004, the Company adopted an Employee Stock Purchase Plan (the “ESPP”). Eligible employees may purchase common stock for a purchase price per share that is equal to 85% of the fair market value of a share on the offering date for the applicable offering period, or if lower, the fair market value of a share on the applicable purchase date in such a period. During the six-month period ended November 30, 2007, employees purchased 4,515 shares of our common stock under the ESPP in exchange for approximately $36,000.
Stock Compensation Expense
     We account for the 2004 Plan and the ESPP under the recognition and measurement principles of FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock-based awards is determined using the Black-Scholes option pricing model using the single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. As required by FAS 123R, management makes an estimate of expected forfeitures, and we are recognizing compensation costs only for those equity awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, we will record such amounts retrospectively as an increase or decrease in stock-based compensation in the period we revise the estimates. We consider many factors when estimating expected forfeitures, including historical voluntary termination behavior and actual option forfeitures. Actual results, and future changes in estimates, may differ substantially from our current estimates.
     As of November 30, 2007, the total compensation cost related to unvested options and restricted stock units granted to employees totaled $2.7 million, inclusive of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of 1.4 years and will be adjusted for estimated forfeitures.
Determining Fair Value
     We calculate the fair value of our stock options granted to employees using the Black-Scholes option pricing model using the single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The following weighted-average assumptions were used to compute fair value of the stock options granted for the three- and six- month periods ended November 30, 2007 and November 30, 2006:

	Three months ended		Six months ended
	November 30,		November 30,
	2007	2006	2007	2006

Expected volatility	46.8%	55.2%	47.1%	59.9%
Expected term (in years)	4.8	4.8	4.7	5.8
Risk-free interest rate	3.7%	4.7%	4.1%	5.1%
Expected dividend	0%	0%	0%	0%
Weighted-average fair value	$4.01	$6.62	$4.02	$7.22
Stock Option Activity
Additional information regarding option activity for the six-month period ended November 30, 2007 is as follows:

			Weighted-
		Weighted-	average
		average	remaining
		exercise	contractual	Aggregate
	Shares	price	term	Intrinsic Value

Outstanding at June 1, 2007	717,746	$12.07
Granted	145,872	9.02
Exercised	(19,703)	4.63
Cancelled or expired	(62,937)	12.23

Outstanding at November 30, 2007	780,978	11.66	8.51	$99,585

Exercisable at November 30, 2007	277,590	12.37	7.72	$94,799

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of our common stock for the shares subject to options that were in-the-money at November 30, 2007.
     During fiscal 2007, certain employees were granted restricted stock unit awards pursuant to the Company’s 2004 Amended and Restated Equity Incentive Plan. In fiscal 2007, a total of 2,000 shares were granted and were valued at the closing stock price of $13.07 on the date of grant. During the six months ended November 30, 2007, 625 shares vested and 1,175 shares were forfeited. In fiscal 2008, an additional 3,000 shares were granted and were valued at the closing stock price of $9.07 on the date of grant. As of November 30, 2007 there were 4,250 shares outstanding.
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
     As of November 30, 2007, the Company had recorded deferred tax assets of $8.2 million, of which $6.9 million reflects the benefit of $20.4 million in operating loss carryforwards for federal income tax purposes, which expire in varying amounts between 2020 and 2026, if unused. In addition, $1.3 million represents net operating loss carryforwards for state income tax purposes, which are scheduled to expire in varying amounts between 2016 and 2021, if unused. Under the Internal Revenue Code, the amounts of and benefits from net operating loss and tax carryforwards may be impaired or limited in certain circumstances. Events which could cause limitations in the amount of net operating losses that the Company may utilize in any one year, include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The Company evaluates whether changes in its stock ownership have resulted in annual limitations to the utilization of our deferred tax assets. In addition, realization is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
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
     There were no unrecognized tax benefits under FIN 48 as of June 1, 2007 or November 30, 2007.
     No interest or penalties were recognized during the six months ended November 30, 2007. The Company has adopted a policy whereby penalties incurred in connection with tax matters will be classified as general and administrative expenses, and interest assessments incurred in connection with tax matters will be classified as interest expense.
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
To date, we have derived our revenue primarily from the sale of party related products from our Celebrate Express website and catalogs. For the three months ended November 30, 2007, we generated $31.3 million in net sales, an increase of 9.9% from $28.5 million in the three months ended November 30, 2006. Our gross margin as a percentage of sales increased to 53.1% in the three months ended November 30, 2007 from 50.2% in the three months ended November 30, 2006. For the three months ended November 30, 2007, our net income before taxes was $648,000, compared with a net income before income taxes of $760,000 in the three months ended November 30, 2006. For the six months ended November 30, 2007, we generated $48.9 million in net sales, an increase of approximately 1.0% from $48.5 million in the six months ended November 30, 2006. Our gross margin as a percentage of sales increased to 53.7% in the six months ended November 30, 2007 from 50.2% in the six months ended November 30, 2006. For the six months ended November 30, 2007, we had a net loss before income taxes of $225,000, compared with a net income before income taxes of $402,000 in the six months ended November 30, 2006.
Comparison of Three Months Ended November 30, 2007 and November 30, 2006
Net Sales
Our net sales are comprised of product sales and shipping revenue. Net sales increased 9.9% to $31.3 million in the three months ended November 30, 2007 from $28.5 million in the three months ended November 30, 2006 mainly due to increased catalog circulation and online marketing spending. Total advertising spending for both online and offline direct marketing efforts such as catalog mailings, paid search and affiliate spending was $8.6 million during the second quarter of fiscal 2008, up 24% from the second quarter of fiscal 2007, which totaled $6.9 million. The increase in net sales in the three months ended November 30, 2007 over the same period in fiscal 2007 reflects an increase of approximately 16% in the number of orders shipped, which increased to approximately 453,000 orders in the three months ended November 30, 2007 from approximately 390,000 orders in the three months ended November 30, 2006. Net sales per order for the three months ended November 30, 2007 was $68.41, compared with net sales per order of $72.65 for the three months ended November 30, 2006. We added approximately 229,000 new customers to our database during the second quarter, compared with 194,000 new customers added in the same quarter last year, an increase of 18%. Revenue from our repeat customers represented approximately 46% of revenue during the three months ended November 30, 2007, which was the same as the prior year. Birthday Express net sales decreased to $13.7 million in the second quarter of fiscal 2008 from $15.9 million in the second quarter of fiscal 2007, a decrease of $2.2 million, or approximately 14%. This decrease was primarily due to a reduction in Birthday Express catalog circulation of roughly 21% from the prior year. The Company continues to focus on reducing unprofitable mailings and reevaluating breakeven points in light of catalog postage cost increases. Costume Express net sales increased to $17.1 million in the second quarter of fiscal 2008 from $11.8 million in the second quarter of fiscal 2007, an increase of $5.3 million or approximately 45%. The increase in Costume Express revenue is due primarily to increased direct marketing efforts in the second quarter of fiscal 2008. Storybook Heirlooms net sales were $0.6 million in the three months ended November 30, 2006 with no corresponding revenue in the current fiscal quarter due to the wind-down of this brand.
Gross Margin
Our gross margin consists of net sales less cost of sales. Our cost of sales consists primarily of product costs, costs associated with our in-house production facility, including wages and depreciation, inbound and outbound shipping costs, and packaging materials for outbound shipments. Gross margin increased 16.2% to $16.6 million in the three months ended November 30, 2007 from $14.3 million in the three months ended November 30, 2006. Our gross margin as a percentage of net sales was 53.1% in the three months ended November 30, 2007, compared with 50.2% in the three months ended November 30, 2006. Year-over-year improvements in gross margin as a percentage of net sales for the quarter just ended were driven by an increase in merchandise margins in both the Birthday Express and Costume Express brands due to improved sourcing opportunities, including volume discounts. In addition, there was a slight increase in our shipping margin. We also recorded approximately $337,000 in advertising revenue during the second quarter of fiscal 2008 generated from web advertising sources with no corresponding cost of goods sold. Advertising revenue recorded in the second quarter of fiscal 2007 was $209,000. Our gross margin includes the cost of shipping packages to our customers. We have been subject to increases in these outbound shipping costs as a result of increases in fuel surcharges and rates charged by our third party carriers. Further increases in these costs will have an impact on our gross margin. Our gross margin may fluctuate from quarter to quarter due to the mix of products sold, as well as the potential introduction of new brands.
Fulfillment
Our fulfillment expenses consist primarily of labor and other operating costs associated with our customer support center and distribution center in Greensboro, North Carolina. Our fulfillment expenses decreased 5.1% to $3.3 million in the three months ended November 30, 2007 from $3.4 million in the three months ended November 30, 2006. As a percentage of net sales, these expenses decreased to 10.4% in the three months ended November 30, 2007 from 12.0% in the three months ended November 30, 2006. This quarter-over-quarter decrease was due to a continued reduction in distribution center and customer service labor costs as a percentage of revenue, which was driven by continued

operational process improvements as well as the increase in web orders as a percentage of total revenue. We reduced fulfillment labor and related costs by 5% in the second quarter from the same period in the prior year, while we shipped 16% more orders over the same timeframe.
Selling and Marketing
     Our selling and marketing expenses consist primarily of advertising costs, wages and related payroll benefits for our internal marketing and merchandising staff. Advertising costs include online marketing efforts, print advertising and other direct marketing strategies. Online advertising costs are generally expensed as incurred. Prepaid direct marketing expenses consist of third-party costs including paper, printing and mailing costs and are capitalized and amortized over their expected period of future benefit, which is generally from 90 to 120 days. Selling and marketing costs increased 25.2% to $9.7 million in the three months ended November 30, 2007 from $7.8 million in the three months ended November 30, 2006. As a percentage of net sales, selling and marketing expenses increased to 31.0% in the three months ended November 30, 2007 from 27.2% in the three months ended November 30, 2006. The change as a percentage of net sales is mainly due to higher online advertising, including paid search and banner ad costs. Advertising costs as a percentage of revenue also increased due to significantly higher catalog postage costs as well as lower response rates as compared to the same period in the prior year, which was partially related to an increase in prospecting circulation. We have experienced increases, and are potentially subject to further increases, in our online paid search costs, paper prices and postage rates. We expect that marketing will continue to be our largest operating expense line item and will increase in absolute dollars as we seek to expand sales and prospecting to new customers.
General and Administrative
Our general and administrative expenses consist primarily of wages and related payroll benefits for our administrative and technology employees. These expenses also include credit card fees, legal and accounting professional fees, insurance, network fees, depreciation, bad debt expense, and other general corporate expenses. General and administrative expenses increased 16.5% to $3.3 million in the three months ended November 30, 2007 from $2.8 million in the three months ended November 30, 2006. As a percentage of net sales, our general and administrative expenses increased to 10.4% in the three months ended November 30, 2007 from 9.8% in the three months ended November 30, 2006. Bad debt, merchant fees, and systems related consulting fees increased $437,000 in the three months ended November 30, 2007, compared with the three months ended November 30, 2006.
Other Income, Net
Other income declined to $241,000 in the three months ended November 30, 2007, from $427,000 in the three months ended November 30, 2006. This change is due to a reduction in interest income resulting from a decrease in the cash balance as well as a decrease in interest rates. The reduction in cash is largely due to the approximately $9.9 million dividend paid in April 2007.
Income Taxes
In the three months ended November 30, 2007, we recognized an income tax expense of $219,000 on net income before taxes of $648,000, an effective tax rate of 33.7%. In the three months ended November 30, 2006, we recognized an income tax expense of $192,000 based on a net income before taxes of $760,000, an effective tax rate of 25.2%. Our effective tax rate for the six-month period ending November 30, 2007 is 34.7%, which represents our current expectation of the effective tax rate for the full fiscal year ending May 31, 2008. In arriving at the current 34.7% effective tax rate, we considered a variety of factors, including estimated annual pre-tax results, the U.S. federal rate of 35%, estimated annual nondeductible expenses and estimated state income taxes. We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year may be materially different than our current estimate and is highly dependent upon the level of pre-tax income or loss, the magnitude of any nondeductible expenses in relation to that pre-tax amount and various other factors.

Comparison of Six Months Ended November 30, 2007 and November 30, 2006
Net Sales
Net sales increased approximately 1.0% to $48.9 million in the six months ended November 30, 2007 from $48.5 million in the six months ended November 30, 2006. The increase in net sales is driven primarily by our expanded direct marketing efforts. These efforts included paid search, email marketing and other online marketing programs, as well as catalog circulation. These increases were partially offset by a $1.7 million decrease in revenue from our Storybook brand, whose wind-down was completed in the fourth quarter of fiscal 2007. The increase in net sales reflects an increase of approximately 6% in the number of orders shipped, which grew to approximately 675,000 orders in the six months ended November 30, 2007 from approximately 636,000 orders in the six months ended November 30, 2006. However, net sales was also impacted by a decrease in net sales per order to $71.70 in the six months ended November 30, 2007 from $75.81 in the six months ended November 30, 2006. Birthday Express net sales decreased to $30.0 million in the six months ended November 30, 2007 from $33.8 million in the six months ended November 30, 2006, a decrease of 11.4%. Costume Express net sales increased to $18.2 million in the six months ended November 30, 2007 from $12.7 million in the six months ended November 30, 2006, an increase of 42.9%. Storybook Heirlooms net sales were $1.7 million in the six months ended November 30, 2006 with no corresponding revenue in the current fiscal year due to the wind-down of this brand.
Gross Margin
Gross margin increased 7.9% to $26.2 million in the six months ended November 30, 2007 from $24.3 million in the six months ended November 30, 2006 due primarily to the increased gross margin rate. Our gross margin as a percentage of net sales increased to 53.7% of net sales in the six months ended November 30, 2007 from 50.2% in the six months ended November 30, 2006. The improvement in gross margin as a percentage of net sales is due to increases in the merchandise margin due to improved product sourcing as well as an increase in our shipping margin. We also recorded approximately $490,000 in advertising revenue during the second quarter of fiscal 2008 generated from web advertising sources with no corresponding cost of goods sold. Advertising revenue recorded in the second quarter of fiscal 2007 was $209,000.
Fulfillment
Our fulfillment expenses decreased 12.2% to $5.6 million in the six months ended November 30, 2007 from $6.4 million in the six months ended November 30, 2006. As a percentage of net sales, these expenses decreased to 11.5% in the six months ended November 30, 2007 from 13.2% in the six months ended November 30, 2006. This decrease is due primarily to operational inefficiencies in our warehouse and customer service center in the six months ended November 30, 2006 that led to higher labor, overtime and temporary labor costs incurred to take and ship customer orders. In addition, the percentage of web orders as a percentage of total revenue increased over the prior year.
Selling and Marketing
Selling and marketing costs increased 16.3% to $15.2 million in the six months ended November 30, 2007 from $13.1 million in the six months ended November 30, 2006. The increase in selling and marketing expenses was due primarily to catalog circulation increases, additional catalog postage, and online advertising expenditures totaling $1.5 million. In addition, professional services, wages and related payroll benefits for our internal marketing and merchandising staff increased over the prior year. As a percentage of net sales, selling and marketing expenses increased to 31.1% in the six months ended November 30, 2007 from 27.0% in the six months ended November 30, 2006. This was driven by multiple factors: increased online search fees due to higher website traffic, the increase in catalog postage rates and generally lower than anticipated response rates, partially related to an increase in prospecting circulation.
General and Administrative
General and administrative expenses increased 16.5% to $6.1 million in the six months ended November 30, 2007 from $5.2 million in the six months ended November 30, 2006. The increase in general and administrative expenses is due primarily to depreciation, bad debt, legal and professional fees, and wages and related costs for our administrative and technology personnel. As a percentage of net sales, our general and administrative expenses increased to 12.5% in the six months ended November 30, 2007 from 10.8% in the six months ended November 30, 2006.

Other Income (Expense), Net
Other income declined to $482,000 in the six months ended November 30, 2007, compared with other income of $810,000 in the six months ended November 30, 2006. This change is due to a reduction in interest income resulting from a decrease in the cash balance as well as a decrease in interest rates. The reduction in cash is largely due to the approximately $9.9 million dividend paid in April 2007.
Income Taxes
In the six months ended November 30, 2007, we recognized an income tax benefit of $78,000 on a loss before taxes of $225,000 for the same period based upon an effective tax rate of 34.7%. In the six months ended November 30, 2006, we recognized income tax expense of $160,000 on income before taxes of $402,000 for the same period based upon an effective tax rate of 39.8%. In arriving at the current 34.7% effective tax rate, we considered a variety of factors, including estimated annual pre-tax results, the U.S. federal rate of 35%, estimated annual nondeductible expenses and estimated state income taxes. We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year may be materially different than our current estimate and is highly dependent upon the level of pre-tax income or loss, the magnitude of any nondeductible expenses in relation to that pre-tax amount and various other factors.
Liquidity and Capital Resources
As of November 30, 2007 we had working capital of $28.7 million, including cash and cash equivalents of $18.7 million. We believe that our current cash and cash equivalents, as well as cash flows from operations, will be sufficient to continue our operations and meet our capital needs for the foreseeable future.
Net cash used in operating activities was ($432,000) for the six months ended November 30, 2007 and cash provided by operating activities was $2.5 million for the six months ended November 30, 2006. Net cash used in operating activities in the first half of fiscal 2008 can be attributed to an increase in inventory of $1.2 million. Additionally, accounts payable and accrued liabilities together decreased approximately $1.5 million. Prepaid expenses decreased $1.3 million during the six months ended November 30, 2007 due primarily to a decrease in prepaid inventory and prepaid catalog and related costs. Net cash provided by operating activities in the six months ended November 30, 2006 was attributed primarily to a decrease in inventory and prepaid expenses.
Net cash used in investing activities was ($2.2 million) and ($500,000) for the six months ended November 30, 2007 and 2006, respectively. Cash used in investing activities in the first half of fiscal 2008 and 2007 was used for capital expenditures. Approximately $1.3 million of this activity in the current quarter is due to costs related to in-process software development projects capitalized under Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and the associated hardware purchases. We anticipate that our capital expenditures for the full fiscal year ending May 31, 2008 will range from $4.0 million to $5.5 million. These expenditures will include, but not be limited to, our warehouse management system, investments to upgrade our phone system, data center and website.
Net cash provided by financing activities was $137,000 and $199,000 for the six months ended November 30, 2007 and 2006, respectively. Cash provided by financing activities in the first half of fiscal 2008 and fiscal 2007 was due to proceeds from the exercise of stock options, proceeds from shares issued under the Celebrate Express employee stock purchase plan, and the tax benefit associated with option exercises.
The following table summarizes our contractual obligations as of November 30, 2007 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years
	(in thousands)
Description of Contractual Obligations:
Capital lease obligations	$65	$21	$44	$—
Operating lease obligations	$1,133	$647	$486	$—

Total	$1,198	$668	$530	$—

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly rated securities. As of November 30, 2007, we held short-term investments that have a maturity date of three months or less at the time of purchase, and consisted primarily of money market accounts. Because of the short-term nature of our investments, we believe that our exposure to market rate fluctuations on those investments is minimal. On November 30, 2007, we had no long-term or short-term bank debt outstanding.
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
     We have reviewed our internal controls over financial reporting and have made no changes during the quarter ended November 30, 2007 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     In the three-month periods ended August 31, 2007, May 31, 2007, February 28, 2007, November 30, 2006, May 31, 2006 and February 28, 2006 we had net losses of $577,000, $62,000, $137,000, $326,000, $324,000 and $398,000, respectively. Though we were profitable in the twelve-month period ended May 31, 2007 and in the most recent quarter ended November 30, 2007, we have had a history of losses. We may incur losses again in future fiscal years, especially if we introduce new brands or products, make investments in our systems or infrastructure, or continue to have difficulties in our distribution center. We expect our operating expenses to increase in the future, as we, among other things:
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
     Our performance is substantially dependent on the services of our senior management and other key personnel, particularly, Kevin Green, our president and chief executive officer. Several of our former officers terminated their employment with Celebrate Express in the recent past, including the departure of our vice president of finance and secretary effective October 12, 2007 and our vice president of merchandising effective December 11, 2007. These departures have had, and may continue to have, an adverse impact on our operations and financial results. In fiscal 2007 we hired several members of our senior management team. We are also currently engaged in a search for replacements for our vice president of finance and our vice president of merchandising. We cannot assure you that we will find qualified candidates in a timely manner, or that these new senior executives will successfully integrate with the company.
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
     Our financial performance depends on our ability to purchase our products in sufficient quantities at competitive prices. We purchase our products from over 250 foreign and domestic manufacturers and distributors. We have no long-term purchase contracts with any of these suppliers, and therefore, have no contractual assurances of continued supply, access to products or favorable pricing. Any vendor could increase prices or discontinue selling to us at any time. The lack of long-term contracts also exposes us to increased risks associated with changes in local economic conditions, trade issues and foreign currency fluctuations. In the second quarter of fiscal 2008 ended November 30, 2007, products supplied by our ten largest suppliers represented approximately 62.0% of inventory purchases, with our largest supplier representing 18.8%. If we are unable to maintain these supplier relationships, our ability to offer high-quality, favorably-priced products to our customers may be impaired, and our sales and gross margins could decline.
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
     For the quarter ended November 30, 2007, our online sales represented approximately 81% of our total sales. Our future sales and profits are substantially dependent upon the continued use of the Internet as an effective medium of business and communication by our customers. Internet use may not continue to develop at historical rates and consumers may not continue to use the Internet and other online services as a medium for commerce. Highly-publicized failures of some online retailers in meeting consumer demands could result in consumer reluctance to adopt the Internet as a means for commerce, and thereby damage our reputation and brands and reduce our revenues and results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 19, 2004, the Company’s registration statement on Form S-1 (Registration No. 333-117459) was declared effective for the Company’s initial public offering. Net proceeds to the Company after all expenses was approximately $34 million. From the effective date of the registration statement through November 30, 2007, the Company has used the net proceeds from the offering for repayment of the Company’s $5.0 million term loan. On April 26, 2007 approximately $9.9 million was paid to shareholders in the form of a one time special dividend. The remaining proceeds from the offering are invested in money market securities.
Item 4. Submission of Matter to a Vote of Securityholders.
The following is a description of matters submitted to a vote of our shareholders at an annual meeting of shareholders held on October 18, 2007:
A. Donald R. Hughes and Jean Reynolds were elected as directors to hold office until the annual meeting in the expiration year detailed below and until their successors are elected and qualified. Votes cast for and votes withheld with respect to each nominee were as follows:

	New Term	Votes	Votes
	Expiration	For	Withheld	Abstain

Donald R. Hughes	2008	7,720,733	11,435	—

Jean Reynolds	2008	7,677,102	55,066	—

B. A brief description of the other matters presented by the board of directors to be voted upon at the annual meeting and the votes cast for, votes cast against, abstentions and broker non-votes as to such matters follows:

	Votes	Votes	Abstained/
	For	Against	Broker Non-votes
Proposal to ratify the selection of Grant Thornton LLP as Celebrate Express’ independent registered public accounting firm for the year ending May 31, 2008.	7,724,313	7,854	—

Proposal to ratify and approve a resolution adopted by the board of directors approving an amendment to the Articles of Incorporation to declassify the board of directors and provide for annual election of new directors beginning with the annual meeting of shareholders to be held in 2008.	7,724,787	7,068	312

Proposal to ratify and approve a resolution adopted by the board of directors approving an amendment to the Articles of Incorporation that requires the approval of a majority of the shares entitled to vote at a meeting for shareholders to approve, amend or repeal any bylaw.	6,786,725	133,701	—

Proposal to ratify and approve a resolution adopted by the board of directors approving an amendment to the Articles of Incorporation to provide that directors may be removed by the shareholders with or without cause.	6,598,632	320,136	1,658

Proposal to ratify the Company’s Shareholder Rights Plan.	1,276,460	5,357,674	9,021

Item 6. Exhibits.

Exhibit No.	Description
3.1(1)	Amended and Restated Articles of Incorporation of Celebrate Express, Inc.
3.2(2)	Articles of Amendment of the Amended and Restated Articles of Incorporation of Celebrate Express, Inc. (Series A Participating Preferred Stock).
3.3(1)	Amended and Restated Bylaws of the Celebrate Express, Inc.
3.4(3)	Amendments to Sections 2.1, 2,2 and 3.3 of the Amended and Restated Bylaws of Celebrate Express, Inc.
3.5(4)	Amendments to Sections 3.9 and 11.1 of the Amended and Restated Bylaws of Celebrate Express, Inc.
4.1(1)	Specimen Common Stock Certificate.
4.2(1)	Amended and Restated Investor’s Rights Agreement dated November 15, 2001, by and among Celebrate Express, Inc. and the investors named therein.
4.3(2)	Preferred Shares Rights Agreement, dated July 25, 2005.
4.4(2)	Form of Preferred Shares Rights Certificate.
10.1(5)	Lease Amendment No. 7 between Registrant and Queen Investment Company LLC dated October 4, 2007.
31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-117459), as amended, initially filed with the Securities and Exchange Commission on July 16, 2004.

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2006.

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2006.

(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2006.

(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2007.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELEBRATE EXPRESS, INC.
Date: January 10, 2007	By:	/s/ Kevin A. Green
Kevin A. Green
Chief Executive Officer and President (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Articles of Incorporation of Celebrate Express, Inc.
3.2(2)	Articles of Amendment of the Amended and Restated Articles of Incorporation of Celebrate Express, Inc. (Series A Participating Preferred Stock).
3.3(1)	Amended and Restated Bylaws of the Celebrate Express, Inc.
3.4(3)	Amendments to Sections 2.1, 2,2 and 3.3 of the Amended and Restated Bylaws of Celebrate Express, Inc.
3.5(4)	Amendments to Sections 3.9 and 11.1 of the Amended and Restated Bylaws of Celebrate Express, Inc.
4.1(1)	Specimen Common Stock Certificate.
4.2(1)	Amended and Restated Investor’s Rights Agreement dated November 15, 2001, by and among Celebrate Express, Inc. and the investors named therein.
4.3(2)	Preferred Shares Rights Agreement, dated July 25, 2005.
4.4(2)	Form of Preferred Shares Rights Certificate.
10.1(5)	Lease Amendment No. 7 between Registrant and Queen Investment Company LLC dated October 4, 2007.
31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-117459), as amended, initially filed with the Securities and Exchange Commission on July 16, 2004.

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2006.

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2006.

(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2006.

(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2007.