Form 10-Q
period 2008-02-29
CELEBRATE EXPRESS, INC.
filed 2008-04-11
CIK 1100124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 000-50973
CELEBRATE EXPRESS, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1644428
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

11232 — 120th Avenue NE
Kirkland, Washington	98033
(Address of principal executive offices)	(Zip Code)
(425) 250-1061
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of March 31, 2008, there were 7,981,584 shares of the registrant’s common stock outstanding.

CELEBRATE EXPRESS, INC.
****
     We end our fiscal year on May 31. In this report, we refer to our fiscal periods as follows:

Reference in this report

Fiscal years ending

Fiscal 2009	May 31, 2009

Fiscal 2008	May 31, 2008

Fiscal 2007	May 31, 2007

Fiscal 2006	May 31, 2006

Interim fiscal period

Third quarter fiscal 2008	Three month period ended February 29, 2008

Third quarter fiscal 2007	Three month period ended February 28, 2007

Nine months fiscal 2008	Nine month period ended February 29, 2008

Nine months fiscal 2007	Nine month period ended February 28, 2007

Cautionary Note Regarding Forward-Looking Statements
     This quarterly report on Form 10-Q contains forward-looking statements that involve many risks and uncertainties. These statements relate to future events and our future performance that are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. In some cases, you can identify forward-looking statements by terms such as “would,” “could,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “seek,” or “continue,” the negative of these terms or other variations of such terms. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances, are forward-looking statements. These statements are only predictions based upon assumptions made that are believed to be reasonable at the time and are subject to risk and uncertainties. Therefore, actual events or results may differ materially and adversely from those expressed in any forward-looking statement. In evaluating these statements, you should specifically consider the risks described under Part II—Item 1A “Risk Factors” and elsewhere in this quarterly report on Form 10-Q. These factors may cause our actual results to differ materially from any forward-looking statements. If one or more of the factors affecting our forward-looking statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking statements contained in this report. Consequently, you should not place undue reliance on our forward-looking information and statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CELEBRATE EXPRESS, INC.
BALANCE SHEETS

	February 29, 2008	May 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,815,992	$21,224,178
Accounts receivable, net	1,031,364	1,490,383
Inventories	10,139,849	9,039,029
Prepaid expenses	3,104,442	3,692,573
Deferred income taxes	—	347,019

Total current assets	29,091,647	35,793,182

Fixed assets, net	5,685,545	4,453,476
Deferred income taxes	—	7,771,657
Other assets, net	100,656	101,186

Total assets	$34,877,848	$48,119,501

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,026,023	$2,751,155
Accrued liabilities	3,069,501	3,648,457
Current portion of capital leases	21,837	—

Total current liabilities	5,117,361	6,399,612

Long-term captial lease obligations	37,312	—
Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $0.001 par value and additional paid-in capital — authorized, 10,000,000 shares; issued and outstanding, 7,981,584 shares at February 29, 2008; 7,953,724 shares at May 31, 2007	68,246,136	67,122,392
Accumulated deficit	(38,522,961)	(25,402,503)

Total shareholders’ equity	29,723,175	41,719,889

Total liabilities and shareholders’ equity	$34,877,848	$48,119,501

See notes to financial statements.

CELEBRATE EXPRESS, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Net sales	$13,289,434	$16,680,660	$62,174,598	$65,133,891
Cost of sales (1)	7,262,218	7,582,273	29,914,033	31,719,268

Gross profit	6,027,216	9,098,387	32,260,565	33,414,623

Operating expenses:
Fulfillment (1)	2,567,617	2,495,112	8,195,132	8,906,764
Selling and marketing (1)	5,296,776	4,714,073	20,501,478	17,783,541
General and administrative (1)	3,072,914	2,490,987	9,181,245	7,733,552

Total operating expenses	10,937,307	9,700,172	37,877,855	34,423,857

Loss from operations	(4,910,091)	(601,785)	(5,617,290)	(1,009,234)

Other income, net:
Interest income, net	158,663	400,004	640,962	1,209,638

Net income (loss) before income taxes	(4,751,428)	(201,781)	(4,976,328)	200,404

Income tax benefit (expense)	(8,222,171)	64,403	(8,144,130)	(95,747)

Net income (loss)	(12,973,599)	(137,378)	(13,120,458)	104,657

Net income (loss) per share:
Basic	$(1.63)	$(0.02)	$(1.65)	$0.01

Diluted	$(1.63)	$(0.02)	$(1.65)	$0.01

Weighted average shares outstanding:
Basic	7,979,199	7,858,484	7,970,749	7,821,698
Diluted	7,979,199	7,858,484	7,970,749	7,950,782

(1) Stock-based compensation is included in the expense line items above in the following amounts:

Cost of Sales	$2,221	$8,569	$5,907	$26,726
Fulfillment	11,730	15,740	38,979	46,943
Selling and marketing	25,835	43,349	117,848	148,133
General and administrative	240,594	284,218	812,312	741,667

	$280,380	$351,876	$975,046	$963,469

See notes to financial statements.

CELEBRATE EXPRESS, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Common stock and additional			Total
	paid-in-capital		Accumulated	shareholders’
	Shares	Amount	deficit	equity
BALANCE—May 31, 2007	7,953,724	$67,122,392	($25,402,503)	$41,719,889

Exercise of common stock options and issuance of restricted stock	23,345	95,505		95,505
Issuance of common stock in connection with employee stock purchase plan	4,515	35,939		35,939
Tax effect of stock option exercises		17,254		17,254
Stock-based compensation		975,046		975,046
Net loss			(13,120,458)	(13,120,458)

BALANCE—February 29, 2008	7,981,584	$68,246,136	($38,522,961)	$29,723,175

See notes to financial statements.

CELEBRATE EXPRESS, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	February 29, 2008	February 28, 2007
Cash flows from operating activities:
Net income (loss)	$(13,120,458)	$104,657
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	8,135,930	75,942
Depreciation and amortization	1,609,851	1,182,184
Stock-based compensation	975,046	963,469
Excess tax benefit from exercise of stock options	—	(205,283)
Loss on disposal of fixed assets	12,187	—
Changes in operating assets and liabilities:
Accounts receivable	459,019	(946,331)
Inventories	(1,100,820)	148,322
Prepaid expenses and other assets	588,132	(38,811)
Accounts payable	(725,132)	(724,773)
Accrued liabilities	(578,956)	444,085

Net cash provided by (used in) operating activities	(3,745,201)	1,003,461

Cash flows from investing activities:
Payments for purchases of fixed assets	(2,781,411)	(675,964)

Net cash used in investing activities	(2,781,411)	(675,964)

Cash flows from financing activities:
Principal payments on capital lease obligation	(13,018)	—
Proceeds from shares issued under the employee stock purchase plan	35,939	24,524
Proceeds from exercise of stock options	95,505	196,404
Excess tax benefit from exercise of stock options	—	205,283

Net cash provided by financing activities	118,426	426,211

Net increase (decrease) in cash and cash equivalents	(6,408,186)	753,708

Cash and cash equivalents:
Beginning of period	21,224,178	31,326,804

End of period	$14,815,992	$32,080,512

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,929	$—

Supplemental disclosures of noncash financing and investing activities:
Purchase of fixed assets under capital leases	$72,167	$—
See notes to financial statements.

Notes to Financial Statements
1. Organization of Business and Summary of Significant Accounting Policies
     Description of Business — Celebrate Express, Inc. (the “Company”), a Washington corporation, is a provider of celebration products for families with children, via the Internet and catalogs. The Company’s primary brands are Birthday Express, which offers children’s party products, and Costume Express, which features children’s and family costumes and accessories. Another brand, Storybook Heirlooms, was phased out during fiscal 2007. The Company also sells everyday party supplies and seasonal party goods. The Company sells both products it produces and products that it purchases for resale.
     Basis of Presentation — Management has prepared the accompanying financial statements in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities Exchange Commission (the “SEC”). The financial information as of February 29, 2008 and for the fiscal quarters and nine month periods ended February 29, 2008 and February 28, 2007 is unaudited. In the opinion of management, such information contains all adjustments, consisting of normal, recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for such interim periods are not necessarily indicative of the expected results of operations for the full fiscal year. These financial statements and related notes should be read in connection with the Company’s Notes to Financial Statements contained in the Company’s Annual Report on Form 10-K filed for the year ended May 31, 2007. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC.
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a common definition for fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2008. We will apply this guidance beginning June 1, 2009. We do not expect that the adoption of this statement will have a material impact on our results of operations or financial condition.
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
     In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, (“FAS 160”). FAS 160 addresses the accounting and financial reporting for minority interests in consolidated subsidiaries. FAS 160 is effective for fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited. We will apply this guidance beginning June 1, 2009. We do not expect that the adoption of this statement will have a material impact on our results of operations or financial condition.
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
     The components of inventories were as follows:

	February 29, 2008	May 31, 2007
Finished goods	$9,925,687	$8,706,354
Raw materials	214,162	332,675

	$10,139,849	$9,039,029

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
     The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Net income (loss)	$(12,973,599)	$(137,378)	$(13,120,458)	$104,657

Weighted average common shares outstanding	7,979,199	7,858,484	7,970,749	7,821,698
Basic net income (loss) per share	$(1.63)	$(0.02)	$(1.65)	$0.01

Common share equivalents:
Dilutive effect of common stock options	—	—	—	129,084

Weighted average common shares and common share equivalents	7,979,199	7,858,484	7,970,749	7,950,782
Diluted net income (loss) per share	$(1.63)	$(0.02)	$(1.65)	$0.01

     The following is a summary of the weighted average securities during the respective periods that have been excluded from the calculation because the effect on net income (loss) per share would be antidilutive:

	Three Months Ended		Nine Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Unvested restricted stock	3,794	5,886	2,868	1,003
Common stock options	712,629	601,961	671,404	602,783

4. Brand Revenues
     The following table provides detail of our revenues by brand:

	Three Months Ended		Nine Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Birthday Express	$12,362,009	$15,694,759	$42,323,477	$49,528,409
Costume Express	407,806	338,945	18,596,248	13,066,015
Holiday	331,571	—	577,782	—
Storybook Heirlooms	—	467,048	—	2,150,655

Total Brand Revenue	$13,101,386	$16,500,752	$61,497,507	$64,745,079

     In the fiscal quarter and nine month period ended February 29, 2008, the Company also had approximately $188,000 and $677,000 in other revenue, respectively. In the fiscal quarter and nine month period ended February 28, 2007, the Company had approximately $180,000 and $389,000 in other revenue, respectively.
5. Stock Based Compensation
     Equity Incentive Plan — Our 2004 Amended and Restated Equity Incentive Plan (the “2004 Plan”) permits the grant of options to directors, officers, employees, consultants, and advisors. Options may be either incentive stock options or nonqualified stock options. The 2004 Plan also permits the grant of stock bonuses and rights to purchase restricted stock. There were 434,339 shares remaining for future grant under the 2004 Plan as of February 29, 2008. Generally, options vest at the rate of 25% on the first anniversary of the grant and 25% each successive year until fully vested. Options granted under the 2004 Plan are exercisable over a period of time, generally either 7 or 10 years, designated by the Company’s Board of Directors and are subject to other terms and conditions as determined by the Board. When a stock award expires or is terminated before it is exercised, the shares become available for issuance under the 2004 Plan.
     Employee Stock Purchase Plan — Effective in October 2004, the Company adopted an Employee Stock Purchase Plan (the “ESPP”). Eligible employees may purchase common stock for a purchase price per share that is equal to 85% of the fair market value of a share on the offering date for the applicable offering period, or if lower, the fair market value of a share on the applicable purchase date in such a period. During the nine month period ended February 29, 2008, employees purchased 4,515 shares of our common stock under the ESPP in exchange for approximately $36,000.
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
     As of February 29, 2008, the total compensation cost related to unvested options and restricted stock units granted to employees totaled $2.4 million, inclusive of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of 1.4 years and will be adjusted for estimated forfeitures.
Determining Fair Value
     We calculate the fair value of our stock options granted to employees using the Black-Scholes option pricing model using the single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The following weighted-average assumptions were used to compute fair value of the stock options granted for the three- and nine month periods ended February 29, 2008 and February 28, 2007:

	Three months ended		Nine months ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Expected volatility	47.4%	47.2%	47.2%	58.9%
Expected term (in years)	4.6	4.6	4.6	5.7
Risk-free interest rate	2.5%	4.8%	3.3%	5.1%
Expected dividend	0%	0%	0%	0%
Weighted-average fair value	$2.88	$5.34	$3.69	$7.08
Stock Option Activity
     Additional information regarding stock option activity for the nine-month period ended February 29, 2008 is as follows:

			Weighted-
		Weighted-	average
		average	remaining
		exercise	contractual	Aggregate
	Shares	price	term	Intrinsic Value
Outstanding at June 1, 2007	717,746	$12.07
Granted	216,872	8.25
Exercised	(22,308)	4.28
Cancelled or expired	(109,359)	11.92

Outstanding at February 29, 2008	802,951	$11.26	8.41	$36,705

Exercisable at February 29, 2008	306,676	$12.43	7.64	$36,849

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of our common stock for the shares subject to options that were in-the-money at February 29, 2008.
     Certain employees are granted restricted stock unit awards pursuant to the 2004 Plan. As of May 31, 2007 there were 2,800 shares outstanding and unvested. In fiscal 2008, an additional 3,000 shares were granted and were valued at the closing stock price of $9.07 on the date of grant. During the nine months fiscal 2008, 1,250 shares vested and 1,175 shares were forfeited. As of February 29, 2008 there were 3,375 unvested shares outstanding.
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
     In accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, the Company has evaluated its deferred tax assets quarterly to determine if valuation allowances were required, and determined in prior periods during fiscal 2007 and fiscal 2008 that a valuation allowance was not necessary for its deferred tax assets. SFAS No. 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook, and a recent three-year historical cumulative loss is considered a significant factor that is difficult to overcome for purposes of this analysis.

     Based upon these SFAS No. 109 guidelines, we determined that a valuation allowance should now be established due to more recent events and developments during the third quarter fiscal 2008. While we believe that our long-term financial outlook remains positive, we concluded that our ability to rely on our long-term outlook as to future taxable income was limited due to uncertainty created by the weight of the negative evidence, particularly the Company’s three-year historical cumulative loss in the third quarter fiscal 2008, the recent and anticipated near term effects associated with the efforts to improve Company systems and staffing and the more challenging near-term economic conditions. Accordingly, based on our current circumstances and uncertainty regarding our future taxable income, we have recorded a full valuation allowance against these deferred tax assets during the third quarter fiscal 2008. If and when our operating performance improves on a sustained basis, our conclusion regarding the need for a full valuation allowance could change, resulting in the reversal of some or all of the valuation allowance in the future. This non-cash charge of approximately $8.2 million is reported as income tax expense for the third quarter fiscal 2008.
     As of February 29, 2008, the Company had approximately $24.1 million in operating loss carryforwards for federal income tax purposes, which expire in varying amounts between 2020 and 2026, if unused. In addition, the Company has approximately $2.5 million of operating loss carryforwards for state income tax purposes, which are scheduled to expire in varying amounts between 2016 and 2021, if unused. Under the Internal Revenue Code, the amounts of and benefits from net operating loss and tax credit carryforwards may be impaired or limited in certain circumstances. Events which could cause limitations in the amount of net operating losses that the Company may utilize in any one year, include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The Company evaluates whether changes in its stock ownership have resulted in annual limitations to the utilization of our deferred tax assets. In addition, realization is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards.
     In June 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”) to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies income tax accounting by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition, and clearly excludes uncertainty in income taxes from guidance prescribed by FASB No. 5, Accounting for Contingencies. We adopted the provisions of FIN 48, on June 1, 2007. The adoption had no impact on our financial condition or results of operations. There were no unrecognized tax benefits under FIN 48 as of June 1, 2007 or February 29, 2008.
     The Company has adopted a policy whereby penalties incurred in connection with tax matters will be classified as general and administrative expenses, and interest assessments incurred in connection with tax matters will be classified as interest expense. No tax-related interest or penalties were recognized during the nine months February 29, 2008.
     Tax years that remain open for examination by federal and state taxing authorities include fiscal 2004 through fiscal 2008. In addition, previous tax years may be subject to examination to the extent that the Company utilizes the NOLs from those years in its current year or future years’ tax returns.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this quarterly report on Form 10-Q as well as the audited financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our annual report on Form 10-K for the fiscal year ended May 31, 2007 filed with the SEC on August 17, 2007. This discussion and analysis contains “forward-looking statements” that involve risk, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, general economic factors, successful execution of our business plans, the impact of competition, the effect of regulation and legal proceedings, and others described in the “Risk Factors” section of our fiscal 2007 Form 10K and elsewhere in this report. Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the financial statements and the related notes contained elsewhere in this quarterly report, “Risk Factors” set forth in Part II—Item 1A of this quarterly report and disclosures included in our annual report on Form 10-K for the fiscal year ended May 31, 2007, including the audited financial statements and the notes thereto, “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Business developments
During fiscal 2007, the Company engaged in an eight month process, concluded in May 2007, to review strategic alternatives, including the possible sale of the Company. The conclusion of the strategic review permitted the Company to return its focus to business improvements.
Company management has determined that certain improvements to the Company’s systems and processes are essential to the business. We have pursued these improvements on an accelerated schedule in fiscal 2008. During the first three quarters of fiscal 2008, these business improvement efforts have resulted in increased costs and some short-term adverse effects on customers. Additionally, focusing on these important initiatives has led to distractions from other matters and to some execution issues. While pressuring short-term results, this important work is expected to produce future benefits through increased sales and cost efficiencies commencing in fiscal 2009.
The Company has achieved significant progress on a number of these initiatives during fiscal 2008:
•	A new warehouse management system was implemented during the third quarter fiscal 2008, to better manage and track our distribution center operations and inventory,

•	A new off-site data center was established with upgraded hardware and software during the third quarter fiscal 2008, to provide a more reliable and scalable operating and development environment, and we commenced the migration of applications to this data center,

•	A data warehouse was established on new hardware and software,

•	Our customer database was moved to the new data warehouse, and

•	We recruited personnel to fill key positions, including our chief financial officer (January 2008) and our vice president, marketing (completed March 2008).
We also have sought to leverage our customer database, marketing and operating resources to increase sales outside of our core Birthday Express brand:
•	We increased our marketing expenditures and merchandise purchases for the Costume Express brand, particularly for the 2007 Halloween season, to support increased sales and the addition of new customers, and

•	A limited Holiday marketing test was conducted for Christmas and other seasonal merchandise during the second and third quarters of fiscal 2008.
Other initiatives are in earlier stages of assessment or implementation and are priorities for our fourth quarter and for fiscal 2009:
•	Further integration of our new warehouse management system with our shipping manifest and enterprise systems,

•	Selection and implementation of analytical tools to use with the new data warehouse,

•	Installation and implementation of the new telephone system for our call center and general corporate operations,

•	Migration of remaining legacy operations to the new data center,

•	Design, development and implementation of a next generation website, and

•	Recruitment of currently open key positions, including our vice president, merchandising.
The implementation of the new warehouse management system was a huge effort that we sought to complete in a relatively short time. During this implementation effort, we incurred extra fulfillment labor costs and extra shipping costs in order to minimize delivery delays and other adverse effects on customers. The implementation of our new data center and data warehouse also were significant initiatives that we sought to do rapidly in order to increase the reliability and stability of these resources. These efforts have resulted in additional costs for consultants, labor and depreciation. Management believes these necessary business improvement efforts sometimes had a short-term adverse effect on our customer service, and therefore in our third quarter, we introduced our new “Customer First!” initiative to reemphasize our focus on the customer in our day to day operations and our process improvements.
On April 9, 2008, the Company disclosed that it has been approached by third parties regarding a possible merger or acquisition involving the Company and that the Company has engaged a financial advisor in connection with these discussions. It is our objective, where possible, to complete this effort on an expeditious basis in order to minimize the potential distraction and disruption to our ongoing business and to our business improvement efforts.
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
To date, we have derived our revenue primarily from the sale of party related products and costumes from our website and catalogs. For the third quarter fiscal 2008, we generated $13.3 million in net sales, a decrease of 20.3% from $16.7 million in the same period last year. Our gross margin (our gross profit as a percentage of net sales) decreased to 45.4% in the third quarter fiscal 2008 from 54.5% in the same period last year. For the third quarter fiscal 2008, our net loss before taxes was $4.8 million, compared with a net loss before income taxes of $202,000 in the same period last year. For the nine months fiscal 2008, we generated $62.2 million in net sales, a decrease of approximately 4.5% from $65.1 million in the same period last year. Our gross margin increased to 51.9% in the nine months fiscal 2008 from 51.3% in the same period last year. For the nine months fiscal 2008, we had a net loss before income taxes of $5.0 million, compared with net income before income taxes of $200,000 in the same period last year.
We believe that the decline in revenue in the third quarter fiscal 2008 resulted primarily from a combination of (1) intentional reductions in the number of catalogs circulated, to eliminate less productive mailings in response to the increased costs for postage, printing and paper, (2) sub-optimal catalog circulation selection and mailing, (3) customer service issues, and (4) the general weakness in consumer spending during the past few months. The Company continues to focus on reducing unprofitable mailings and reevaluating circulation quantities in light of catalog postage, paper and print costs. In third quarter fiscal 2008, certain circulation decisions and execution problems resulted in catalog mailings to a mix of customers and prospective customers which we believe was less productive. Further, we believe that the implementation of our new warehouse management system caused various temporary problems that impacted customer service and resulted in lower sales and lower gross margins in the third quarter fiscal 2008. Although we expect that certain of these factors will affect our results to some extent in the remainder of fiscal 2008 and future periods, we seek to improve our sales and improve our operating efficiencies through a number of ongoing initiatives including:
•	Improved analysis of our catalog circulation and online marketing efforts, facilitated by our new data warehouse and the addition of new management and staff in our marketing team,

•	Improved customer service in our distribution and consumer call center, through the completion of our warehouse management system implementation and the expected implementation of our new phone system,

•	Introducing new products and improving catalog and online merchandising strategies,

•	Recent and anticipated future hiring of key management and staff,

•	Implementing selective price changes,

•	Utilization of the information within our growing customer database to better reach and serve our customers, and

•	Improvements in our catalog and online marketing messaging.
Our business is somewhat seasonal, with the second quarter typically having a greater percentage of our sales and gross profits as a result of our Halloween costume business, and the third quarter typically having the lowest sales and gross profits as consumers have typically focused more on the holiday season rather than birthday celebrations during November and December.
Primarily as a result of these factors, we had a net loss before income taxes of $4,751,428 in the third quarter fiscal 2008 as compared to a net loss before income taxes of $201,781 in the same period last year. Additionally, in the third quarter fiscal 2008, the Company reevaluated its deferred tax assets and recorded a non-cash charge of approximately $8.2 million for the establishment of a valuation allowance against the deferred tax assets, as described below.
Comparison of the Fiscal Quarters Ended February 29, 2008 and February 28, 2007
Net Sales
Our net sales are comprised of product sales and shipping revenue. Net sales decreased 20.3% to $13.3 million in the third quarter fiscal 2008 from $16.7 million in the same period last year mainly due to the factors described above. Total advertising spending for both online and offline direct marketing efforts such as catalog mailings, paid search and affiliate spending was $4.2 million during the third quarter fiscal 2008, up 9.2% from the same period last year, which totaled $3.9 million. The decrease in net sales in the third quarter fiscal 2008 over the same period in fiscal 2007 reflects a decrease of approximately 13% in the number of orders shipped, which decreased to approximately 178,000 orders in the third quarter fiscal 2008 from approximately 206,000 orders in the same period in the prior year. Net sales per order for the third quarter fiscal 2008 was $73.50, compared with net sales per order of $80.15 for the same period last year. Our Birthday Express brand had net sales per order of $74.02 in the third quarter of fiscal 2008, down 8.1% from $80.57 in the same period of fiscal 2007. Our Costume Express brand had net sales per order of $65.56 in the third quarter of fiscal 2008, down 6.6% from $70.23 in the same period of fiscal 2007. We added approximately 99,000 new customers to our database during the third quarter, compared with 118,000 new customers added in the same quarter last year, a decrease of 16%. This brought our total customer database to approximately 3.9 million customers at February 29, 2008. Revenue from our repeat customers represented approximately 44% of revenue during the third quarter fiscal 2008, which is consistent with 44% in the same period as the prior year. Birthday Express net sales decreased to $12.4 million in the third quarter of fiscal 2008 from $15.7 million in the third quarter of fiscal 2007, a decrease of $3.3 million, or approximately 21%. This decrease reflected a reduction in Birthday Express catalog circulation of approximately 17% from the same quarter in the prior year and the factors described above. Costume Express net sales increased to $408,000 in the third quarter of fiscal 2008 from $339,000 in the third quarter of fiscal 2007, an increase of $69,000 or approximately 20%. The Company also generated approximately $332,000 in Holiday revenue related to a test offering of Christmas season products in the third quarter fiscal 2008 as compared to none last year, while the third quarter of fiscal 2007 included approximately $467,000 in Storybook Heirlooms revenue with no comparable revenue in the current year.
Gross Profit and Gross Margin
Our gross profit consists of net sales less cost of sales. Our cost of sales consists primarily of product costs, costs associated with our in-house production facility, including wages and depreciation, inbound and outbound shipping costs, and packaging materials for outbound shipments. Gross profit decreased 33.8% to $6.0 million in the third quarter fiscal 2008 from $9.1 million in the same period last year, reflecting the 20.3% reduction in net sales and a 4.2% decrease in cost of goods sold. Gross margin was 45.4% in the third quarter fiscal 2008, compared with 54.5% in the same period last year. The year over year decline in gross margin for the quarter just ended was driven primarily by increased shipping expense related to generally higher shipping rates and additional expedited shipping cost incurred by the Company to meet customer expectations and party dates. Approximately 65% of this decline in gross margin is attributed to this change in shipping expense. The implementation of our new warehouse management system was the principal factor in causing these excess expedited shipping costs, which we believe will improve in future months as the new warehouse management system moves from the implementation stage and provides the intended efficiencies. Our gross margin may fluctuate from quarter to quarter due to the mix of products sold, as well as the potential introduction of new brands. In the third quarter fiscal 2008, our margin was adversely affected by a lower margin associated with the Holiday product test and benefited compared to last year’s third quarter when we were liquidating our Storybook Heirlooms brand.
Fulfillment
Our fulfillment expenses consist primarily of labor and other operating costs associated with our customer support center and distribution center in Greensboro, North Carolina. Despite the lower orders and sales in the quarter as compared to last year, our fulfillment expenses increased 2.9% to $2.6 million in the third quarter fiscal 2008 from $2.5 million in the same period last year. As a percentage of net sales, these expenses increased to 19.3% in the third quarter fiscal 2008 from 15.0% in the same period last year. This quarter-over-quarter increase was due primarily to additional labor required in connection with the implementation of our new warehouse management system, as discussed above, which resulted in increased labor hours both in the warehouse and in our customer service call center in order to meet customer service requirements, as well as other related costs. We believe these costs as a percentage of sales will improve in future months as the new warehouse management system moves from the implementation stage and provides the intended efficiencies. We expect further improvements as our customers continue to shift to the more efficient web ordering method, which represented 86% of total orders in the third quarter of fiscal 2008 as compared with 80% of total orders in the third quarter of fiscal 2007.
Selling and Marketing
     Our selling and marketing expenses consist primarily of advertising costs, wages and related payroll benefits for our internal marketing and merchandising staff. Advertising costs include online marketing efforts, print advertising and other direct marketing strategies. Online advertising costs are generally expensed as incurred. Prepaid direct marketing expenses consist of third-party costs including paper, printing and mailing costs and are capitalized and amortized over their expected period of future benefit, which is generally from 90 to 120 days. Selling and marketing costs increased 12.4% to $5.3 million in the third quarter fiscal 2008 from $4.7 million in the same period last year. As a percentage of net sales, selling and marketing expenses increased to 39.9% in the third quarter fiscal 2008 from 28.3% in the same period last year. The change as a percentage of net sales is mainly due to higher online advertising, including paid search and significantly higher catalog postage costs as compared to the same period in the prior year, in addition to the lower sales as described above. We have experienced increases, and are potentially subject to further increases, in our online paid search costs, paper prices and postage rates. We expect that marketing will continue to be a major expense line item as we seek to expand sales and prospecting to new customers.
General and Administrative
Our general and administrative expenses consist primarily of wages and related payroll benefits for our administrative and technology employees. These expenses also include credit card fees, legal and accounting professional fees, insurance, network fees, depreciation, bad debt expense, and other general corporate expenses. General and administrative expenses increased 23.4% to $3.1 million in the third quarter fiscal 2008 from $2.5 million in the same period last year. As a percentage of net sales, our general and administrative expenses increased to 23.1% in the third quarter fiscal 2008 from 14.9% in the same period last year. The increase in general and administrative expenses year over year was driven primarily by an increase in depreciation associated with new systems and systems-related consulting fees of $299,000 and $314,000 respectively in the third quarter fiscal 2008, compared with the same period last year.
Other Income, Net
Interest income declined to $159,000 in the third quarter fiscal 2008, from $400,000 in the same period last year. This change is due primarily to the lower average cash balance invested in the period in addition to a decrease in interest rates. The reduction in invested cash is largely due to the approximately $9.9 million dividend paid in April 2007 and other uses of cash in the nine months fiscal 2008 as described below.
Income Taxes
In accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, the Company has evaluated its deferred tax assets quarterly to determine if valuation allowances were required, and determined in prior periods that a valuation allowance was not necessary for its deferred tax assets. SFAS No. 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook, and a recent three-year historical cumulative loss is considered a significant factor that is difficult to overcome.
Based upon these SFAS No. 109 guidelines, we determined that a valuation allowance should now be established due to more recent events and developments during the third quarter fiscal 2008. While we believe that our long-term financial outlook remains positive, we concluded that our ability to rely on our long-term outlook as to future taxable income was limited due to uncertainty created by the weight of the negative evidence, particularly the Company’s three-year historical cumulative loss in the third quarter fiscal 2008, the recent and anticipated near term effects associated with the efforts to improve Company systems and staffing and the more challenging near-term economic conditions. Accordingly, based on our current circumstances and uncertainty regarding our future taxable income, we recorded a full valuation allowance against these net deferred tax assets during the third quarter fiscal 2008. If and when our operating performance improves on a sustained basis, our conclusion regarding the need for a full valuation allowance could change, resulting in the reversal of some or all of the valuation allowance in the future. This non-cash charge of approximately $8.2 million is reported as income tax expense for the third quarter fiscal 2008.
In the same period last year, we recognized an income tax benefit of $64,000 based on a net loss before taxes of $202,000.
Comparison of Nine Months Ended February 29, 2008 and February 28, 2007
Net Sales
Net sales decreased approximately 4.5% to $62.2 million in the nine months fiscal 2008 from $65.1 million in the same period last year. The decrease in net sales is driven primarily by (1) reduction in Birthday catalog circulation in response to increased costs for postage, paper and printing and (2) the third quarter fiscal 2008 factors described above, partially offset by increased Costume Express net sales as described below. In addition, there was a $2.1 million decrease in revenue from our Storybook brand, whose wind-down was completed in the fourth quarter of fiscal 2007. Net sales decreased despite an increase of approximately 1.3% in the number of orders shipped, which grew to approximately 853,000 orders in the nine months fiscal 2008 from approximately 842,000 orders in the same period last year due to a reduction in the net sales per order. Net sales per order decreased to $72.07 in the nine months fiscal 2008 from $76.87 in the same period last year. Birthday Express net sales decreased to $42.3 million in the nine months fiscal 2008 from $49.5 million in the same period last year, a decrease of 14.5%. Costume Express net sales increased to $18.6 million in the nine months fiscal 2008 from $13.1 million in the same period last year, an increase of 42.3%, primarily as the result of our strong Halloween season growth this year. Storybook Heirlooms net sales were $2.1 million in the same period last year with no corresponding revenue in the current fiscal year due to the wind-down of this brand. The nine months fiscal 2008 also included $578,000 in revenue related to Holiday marketing test in the third quarter fiscal 2008.
Gross Profit and Gross Margin
Gross profit decreased 3.5% to $32.3 million in the nine months fiscal 2008 from $33.4 million in the same period last year, reflecting the 4.5% reduction in net sales and a 5.7% decrease in cost of goods sold. Our gross margin increased to 51.9% in the nine months fiscal 2008 from 51.3% in the same period last year. The improvement in gross margin is due to increases in the merchandise margin due to improved product sourcing, particularly in the Costume Express brand, which was somewhat offset by decreases in our shipping margin and by the third quarter fiscal 2008 factors described above. We had approximately $677,000 in advertising revenue during the nine months fiscal 2008 generated from web advertising sources, which have no corresponding cost of goods sold, as compared with $389,000 of advertising revenue during the same period in fiscal 2007.
Fulfillment
Our fulfillment expenses decreased 8.0% to $8.2 million in the nine months fiscal 2008 from $8.9 million in the same period last year. As a percentage of net sales, these expenses decreased to 13.2% in the nine months fiscal 2008 from 13.7% in the same period last year. This decrease is due primarily to operational efficiencies in customer service center during the first six months of fiscal 2008, partially offset by the third quarter fiscal 2008 factors described above. In the nine months fiscal 2008, the amount of our revenue coming from web orders (which are more efficient than telephone orders), as a percentage of total revenue, increased to approximately 82% as compared to approximately 75% in the same period last year.

Selling and Marketing
Selling and marketing costs increased 15.3% to $20.5 million in the nine months fiscal 2008 from $17.8 million in the same period last year. The increase in selling and marketing expenses was due primarily to an increase in catalog costs and online advertising expenditures totaling approximately $2.0 million. In addition, professional services, wages and related payroll benefits for our internal marketing and merchandising staff increased over the prior year. As a percentage of net sales, selling and marketing expenses increased to 33.0% in the nine months fiscal 2008 from 27.3% in the same period last year. This was driven by multiple factors: increased online search fees due to higher website traffic, the increase in catalog postage rates and generally lower than anticipated response rates, particularly related to the third quarter fiscal 2008 factors described above.
General and Administrative
General and administrative expenses increased 18.7% to $9.2 million in the nine months fiscal 2008 from $7.7 million in the same period last year. The increase in general and administrative expenses is due primarily to higher levels of depreciation and systems related consulting fees related to the Company’s recent investments in capital projects. As a percentage of net sales, our general and administrative expenses increased to 14.8% in the nine months fiscal 2008 from 11.9% in the same period last year.
Other Income (Expense), Net
Interest income declined to $641,000 in the nine months fiscal 2008, compared with $1.2 million in the same period last year. This change is due primarily to the lower average cash balance invested in the period in addition to a decrease in interest rates. The reduction in invested cash is largely due to the approximately $9.9 million dividend paid in April 2007 and other uses of cash in the nine months fiscal 2008 as described below.
Income Taxes
Primarily as a result of the recognition of the non-cash charge for the establishment of a valuation reserve for deferred tax assets as described above, in the nine months of fiscal 2008, we recognized income tax expense of $8,144,000. In the same period last year, we recognized income tax expense of $96,000 on income before taxes of $200,000 for the same period based upon an effective tax rate of 47.8%.
Liquidity and Capital Resources
As of February 29, 2008 we had working capital of $24 million, including cash and cash equivalents of $14.8 million. We believe that our current cash and cash equivalents, as well as cash flows from operations, will be sufficient to continue our operations and meet our capital needs for the foreseeable future.
Net cash used in operating activities was $3.8 million for the nine months fiscal 2008 and cash provided by operating activities was $1.0 million for the same period last year. Net cash used in operating activities in the nine months fiscal 2008 reflects approximately $3 million from the nine month operating loss exclusive of non-cash costs of depreciation, amortization and stock compensation, and a $1.1 million increase in inventories. Additionally, cash was used for decreased accounts payable and accrued liabilities totaling $1.3 million. Cash was provided as prepaid expenses decreased $588,000 and accounts receivable decreased $459,000 during the nine months fiscal 2008. The $1.0 million of cash provided by operating activities in the nine months fiscal 2007 was attributed primarily to approximately $1.1 million from the nine month operating loss exclusive of non-cash costs of depreciation, amortization and stock compensation, and an increase in accrued liabilities. These increases were partially offset by an increase in accounts receivable and a decrease in accounts payable in the same period last year.
Net cash used in investing activities was $2.8 million and $676,000 for the nine months fiscal 2008 and 2007, respectively, representing cash used for capital expenditures. The increased level of capital expenditures in the nine months of fiscal 2008 reflects the resumed focus on business improvements after we completed the strategic review, as described above. Approximately $250,000 of the capital expenditures during the nine months fiscal 2008 represents costs related to in-process software development projects capitalized under Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and the associated hardware purchases. We anticipate that our capital expenditures for the full fiscal year ending May 31, 2008 will range from $3.5 million to $4.5 million.

These anticipated fiscal 2008 expenditures include our new warehouse management system, phone system, data center and other projects.
Net cash provided by financing activities was $118,000 and $426,000 for the nine months fiscal 2008 and 2007, respectively. Cash provided by financing activities was due primarily to proceeds from the exercise of stock options and proceeds from shares issued under the Celebrate Express employee stock purchase plan.
The following table summarizes our contractual obligations as of February 29, 2008 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years
	(in thousands)
Description of Contractual Obligations:
Capital lease obligations	$59	$22	$37	$—
Operating lease obligations	$972	$604	$368	$—

Total	$1,031	$626	$405	$—

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
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a common definition for fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2008. We will apply this guidance beginning June 1, 2009. We do not expect that the adoption of this statement will have a material impact on our results of operations or financial condition.
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
In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, (“FAS 160”). FAS 160 addresses the accounting and financial reporting for minority interests in consolidated subsidiaries. FAS 160 is effective for fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited. We will apply this guidance beginning

June 1, 2009. We do not expect that the adoption of this statement will have a material impact on our results of operations or financial condition.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly rated securities. As of February 29, 2008, we held short-term investments that have a maturity date of three months or less at the time of purchase, and consisted primarily of money market accounts. Because of the short-term nature of our investments, we believe that our exposure to market rate fluctuations on those investments is minimal. On February 29, 2008, we had no long-term or short-term bank debt outstanding.
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
     We have reviewed our internal controls over financial reporting and have made no changes during the quarter ended February 29, 2008 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     In 7 of our 8 most recent fiscal quarters we reported net losses and we expect to report a net loss in the fourth quarter of fiscal 2008 and for fiscal 2008 as a whole. Though we were profitable in fiscal 2005 through fiscal 2007, we have had a history of losses. We may incur losses again in future fiscal years, especially if we introduce new brands or products, make investments in our systems or infrastructure, or continue to have difficulties in our distribution center. We expect our operating expenses to increase in the future, as we, among other things:
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
     We were incorporated and began selling party products through our direct marketing catalog in June 1994 and on our www.BirthdayExpress.com website in April 1996. In September 2003, we launched our Costume Express brand and became a provider of children’s and family costumes. We have historically derived more than 75% of our annual revenues from the sale of party products and accessories to families with young children under our Birthday Express brand. We conducted a small scale test of Holiday products in third quarter fiscal 2008, which resulted in an operating loss for the test. In order to achieve the desired growth in our sales and business, we may need to expand into new product categories. Challenges that may affect our ability to expand into new product categories include our ability to:
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
     Furthermore, we have not demonstrated the ability to expand into other product categories through acquisitions. In April 2001, we acquired certain assets of Storybook Inc., a direct marketer of girls’ specialty and special occasion apparel. Revenue growth from the Storybook Heirlooms brand, however, did not meet management expectations, which was a significant factor leading to our wind-down of the Storybook Heirlooms brand during fiscal 2007.
     In addition, we may experience a higher degree of seasonality in our business as we expand our brands or expand into new brands or product categories that have seasonal significance. If we are unsuccessful in addressing these risks and uncertainties, our business, financial condition and results of operations may be harmed.
The loss of our senior management or other key personnel could harm our current and future operations and prospect, and newly hired personnel may not successfully integrate with the Company.
     Our performance is substantially dependent on the services of our senior management and other key personnel, particularly, Kevin Green, our president and chief executive officer. Our senior management team is comprised of several individuals, and we have had many of these positions open at some time during the past several quarters. The loss of key personnel has had, and may continue to have, an adverse impact on our operations and financial results. We have hired several members of our senior management team in fiscal 2007 and 2008, including most recently our chief financial officer and vice president of marketing. We are also currently engaged in a search for a vice president of merchandising. We cannot assure you that we will find a qualified candidate in a timely manner, or that these new senior executives will successfully integrate with the Company.
     Our performance also depends on our ability to retain and motivate our officers and key employees. We do not have employment agreements with our senior executives or other key personnel except Kevin Green. In March 2008 we entered into agreements with our senior executives (other than Mr. Green),which provide for severance payments under certain circumstances in connection with a change in control of the Company, but we cannot assure you that these agreements will prevent the loss of any of these executives. The loss of the services of Mr. Green or any of our other senior executives or key employees for any reason could harm our business, financial condition and operating results. Our future success also depends on our ability to identify, attract, hire, train, retain, and motivate senior management and other technical, managerial, editorial, merchandising, marketing, and customer support personnel. Competition for such personnel is intense and we cannot assure you that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel.
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
     Catalog production and mailings entail substantial paper, printing, postage and labor costs. Increases in the costs of producing and distributing our catalogs, including increases in postage rates, or paper, photography or printing costs, may reduce the margin on sales derived from our catalogs. As we incur nearly all of the costs associated with our catalogs prior to mailing, we are unable to adjust the costs incurred in connection with a particular mailing to reflect the actual performance of the catalog. Further, in the third quarter the Company experienced issues in catalog circulation, which adversely affected catalog response rates. In addition, response rates to our mailings and, as a result, sales generated by each mailing are affected by factors such as consumer preferences, economic conditions, the timing and mix of our catalog mailings, the timely delivery of these mailings by the postal system, and changes in our merchandise assortment, some of which are outside of our control. A significant increase in the costs associated with producing or distributing our catalogs, a recurrence of the errors in catalog circulation tactics, or other failure of our catalogs to produce sales at satisfactory levels, could have a negative effect on our operating results.
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
     Our ability to provide high-quality service depends on the efficient and uninterrupted operation of our computer and communications systems. Our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, design defects, vandalism, denial-of-service attacks and similar events. Our website has experienced system interruptions from time to time and could experience periodic system interruptions in the future. We do not have a formal disaster recovery plan or alternate providers of web hosting services, and a natural disaster or other disruption at our data center could mean the temporary loss of the use of our website. Our business interruption insurance may not adequately compensate us for the associated losses. Any system failure or security breach that causes an interruption in service or decreases the responsiveness of our customer support center or website could impair our reputation, damage our brands and cause a decrease in sales.
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
     Our fulfillment and distribution operations are located in Greensboro, North Carolina. These operations are critical to the cost-effective and efficient fulfillment and shipment of customer orders. We are making modifications to our distribution center to accommodate more streamlined distribution procedures. We have incurred higher than anticipated costs in implementing these procedures, as well as higher fulfillment costs related to our transition to a more automated order picking process. We have also observed some erosion in the repeat buying rates of our customers, which we attribute partially to the distribution center problems we have experienced over the past year. If we are unable to successfully manage our fulfillment operations, including further process improvements planned for the future, we may experience higher than anticipated costs, hurt our reputation and discourage repeat sales.
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
     Our financial performance depends on our ability to purchase our products in sufficient quantities at competitive prices. We purchase our products from over 250 foreign and domestic manufacturers and distributors. We have no long-term purchase contracts with any of these suppliers, and therefore, have no contractual assurances of continued supply, access to products or favorable pricing. Any vendor could increase prices or discontinue selling to us at any time. The lack of long-term contracts also exposes us to increased risks associated with changes in local economic conditions, trade issues and foreign currency fluctuations. In the third quarter of fiscal 2008 ended February 29, 2008, products supplied by our ten largest suppliers represented approximately 48.3% of inventory purchases, with our largest supplier representing 19.8%. If we are unable to maintain these supplier relationships, our ability to offer high-quality, favorably-priced products to our customers may be impaired, and our sales and gross margins could decline.

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
Product safety regulations may restrict availability of products and reduce our sales or increase our costs.
     Certain products that we sell are subject to government regulations related to product safety, and other products may become subject to such regulations in the future. During 2007, a number of consumer product companies had product issues, including product recalls which were widely reported. As a result, state and federal legislative bodies and regulatory agencies are considering modification of current laws and regulations or the adoption of further laws and regulations related to toys and other consumer products. The standards which may be adopted are not predictable and they may vary between jurisdictions. If such regulations are adopted, we may determine that certain products may not be in compliance with the new standards and it may become necessary to replace, modify or discontinue the products. Such regulations may restrict our ability to sell certain products within one or more localities or may result in higher costs for the products and for the administrative costs associated with compliance with the new laws and regulations, in amounts which cannot be predicted.

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
     For the quarter ended February 29, 2008, our online sales represented approximately 86% of our total sales. Our future sales and profits are substantially dependent upon the continued use of the Internet as an effective medium of business and communication by our customers. Internet use may not continue to develop at historical rates and consumers may not continue to use the Internet and other online services as a medium for commerce. Highly-publicized failures of some online retailers in meeting consumer demands could result in consumer reluctance to adopt the Internet as a means for commerce, and thereby damage our reputation and brands and reduce our revenues and results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 19, 2004 (the “registration effective date”), the Company’s registration statement on Form S-1 (Registration No. 333-117459) was declared effective for the Company’s initial public offering. Net proceeds to the Company after all expenses were approximately $34 million. From the registration effective date through February 29, 2008, the Company has used the net proceeds from the offering for repayment of the Company’s $5.0 million term loan. Through February 29, 2008, we estimate that approximately $9.6 million of the proceeds have been used to purchase fixed assets and approximately $5.0 million of proceeds have been used for working capital purposes. On April 26, 2007, approximately $9.9 million was paid to shareholders in the form of a one time special dividend. The remaining proceeds from the offering are invested in money market securities.

Item 6. Exhibits.

Exhibit No.	Description
3.1(1)	Amended and Restated Articles of Incorporation of Celebrate Express, Inc.

3.2(2)	Articles of Amendment of the Amended and Restated Articles of Incorporation of Celebrate Express, Inc. (Series A Participating Preferred Stock).

3.3(1)	Amended and Restated Bylaws of the Celebrate Express, Inc.

3.4(3)	Amendments to Sections 2.1, 2,2 and 3.3 of the Amended and Restated Bylaws of Celebrate Express, Inc.

3.5(4)	Amendments to Sections 3.9 and 11.1 of the Amended and Restated Bylaws of Celebrate Express, Inc.

3.6	Articles of Amendment of the Amended and Restated Articles of Incorporation of Celebrate Express, Inc.

4.1(1)	Specimen Common Stock Certificate.

4.2(1)	Amended and Restated Investor’s Rights Agreement dated November 15, 2001, by and among Celebrate Express, Inc. and the investors named therein.

4.3(2)	Preferred Shares Rights Agreement, dated July 25, 2005.

4.4(2)	Form of Preferred Shares Rights Certificate.

10.1(5)	Lease Amendment No. 7 between Registrant and Queen Investment Company LLC dated October 4, 2007.

10.2	Employment offer letter with Mr. Harold Egler, dated March 7, 2008.

10.3	Employment offer letter with Mr. Kristopher Galvin, dated January 10, 2008.

10.4	Severance and Change in Control Agreement with Mr. Harold Egler, dated March 13, 2008.

10.5	Form of Severance and Change in Control Agreement with Mr. Kristopher Galvin, Ms. Lisa Tuttle, and Mr. Dennis Everhart, dated March 13, 2008

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-117459), as amended, initially filed with the Securities and Exchange Commission on July 16, 2004.

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2006.

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2006.

(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2006.

(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELEBRATE EXPRESS, INC.
Date: April 11, 2008	By:	/s/ Kevin A. Green
Kevin A. Green
Chief Executive Officer and President (Principal Executive Officer)

Date: April 11, 2008	By:	/s/ Kristopher S. Galvin
Kristopher S. Galvin
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Articles of Incorporation of Celebrate Express, Inc.

3.2(2)	Articles of Amendment of the Amended and Restated Articles of Incorporation of Celebrate Express, Inc. (Series A Participating Preferred Stock).

3.3(1)	Amended and Restated Bylaws of the Celebrate Express, Inc.

3.4(3)	Amendments to Sections 2.1, 2,2 and 3.3 of the Amended and Restated Bylaws of Celebrate Express, Inc.

3.5(4)	Amendments to Sections 3.9 and 11.1 of the Amended and Restated Bylaws of Celebrate Express, Inc.

3.6	Articles of Amendment of the Amended and Restated Articles of Incorporation of Celebrate Express, Inc.

4.1(1)	Specimen Common Stock Certificate.

4.2(1)	Amended and Restated Investor’s Rights Agreement dated November 15, 2001, by and among Celebrate Express, Inc. and the investors named therein.

4.3(2)	Preferred Shares Rights Agreement, dated July 25, 2005.

4.4(2)	Form of Preferred Shares Rights Certificate.

10.1(5)	Lease Amendment No. 7 between Registrant and Queen Investment Company LLC dated October 4, 2007.

10.2	Employment offer letter with Mr. Harold Egler, dated March 7, 2008.

10.3	Employment offer letter with Mr. Kristopher Galvin, dated January 10, 2008.

10.4	Severance and Change in Control Agreement with Mr. Harold Egler, dated March 13, 2008.

10.5	Form of Severance and Change in Control Agreement with Mr. Kristopher Galvin, Ms. Lisa Tuttle, and Mr. Dennis Everhart, dated March 13, 2008

31.1	Certification of Chief Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-117459), as amended, initially filed with the Securities and Exchange Commission on July 16, 2004.

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2006.

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2006.

(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2006.

(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2007.